Form 10-Q
period 2010-03-31
Raj Ventures, Inc.
filed 2010-05-17
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53698

____________________________

RAJ VENTURES, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1116025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9040 Town Center Parkway Bradenton, Florida	34202
(Address of principal executive offices)	(Zip Code)

(949) 673-7091
(Issuer’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

           Large accelerated filer            ☐                                                                       Accelerated filer                           ☐
           Non-accelerated filer               ☐                                                                      Smaller reporting company           ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2010
Common Stock, no par value per share	3,000,000 shares

RAJ VENTURES, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$1,300	$1,495

Total Assets	$1,300	$1,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$1,768	$1,070

Total Liabilities	1,768	1,070

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(3,468)	(2,575)
	$(468)	$425

Total Liabilities and Shareholders' Deficit	$1,300	$1,495

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

		Cumulative from
	For the three month period	From October 14, 2009 (Inception)
	ended March 31, 2010	to March 31, 2010

Revenue:	$-	$-

Expenses:
General and Administrative	(893)	(3,468)

Net loss	$(893)	$(3,468)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from
	For the three month period	October 14, 2009 (Inception)
	ended March 31, 2010	To March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(893)	$(3,468)
Increase in accounts payable	698	1,768

Net cash used in operating activities	(195)	(1,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	3,000

Net cash provided by financing activities	-	3,000

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(195)	1,300

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,300	$1,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Raj Ventures, Inc. (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At March 31, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from shareholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include (1) obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses, and (2) seeking out and completing a merger with an existing operating company.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Raj Ventures Funding, Inc., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Raj Ventures Funding, Inc. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

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

INCOME TAXES

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

RELATED PARTIES

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on May 12, 2010.

NOTE 3 – SHAREHOLDERS’ EQUITY

On October 14, 2009, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 5 – SUBSEQUENT EVENT

On April 12, 2010, Willowhuasca Wellness, Inc., a Florida corporation (the “Seller”), completed the sale of 3,000,000 shares of common stock of the Company, to Raj Ventures Funding, Inc. (the “Purchaser”) for an aggregate purchase price of $15,000.  The sale resulted in the transfer of one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company to the Purchaser, which resulted in a change in control of the Company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed on March 31, 2010 with the SEC and are hereby referenced.

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales, results of operations and anticipated cash flows; capital expenditures; depreciation and amortization expenses; sales, general and administrative expenses; our ability to maintain and develop relationships with our existing and potential future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

For a discussion of the factors that could cause actual results to differ materially from the forward-looking statements see the “Liquidity and Capital Resources” section under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this item of this report and the other risks and uncertainties that are set forth elsewhere in this report or detailed in our other SEC reports and filings.  We believe it is important to communicate our expectations. However, our management disclaims any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Raj Ventures, Inc., a Florida corporation (the “Company”, “us”, “we” and “our”), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which we consider to have significant growth potential.  To date, we have neither engaged in any operations nor generated any revenue.  We have not generated any cash flows from operations.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and, ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months.  From inception, our shareholders have committed to make loans to us on an as needed basis.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

Prior to the occurrence of a business combination, we may be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses.  It is also possible that a business combination might not occur during the next 12 months, if at all.  In the event that we are unable to pay our operating expenses prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $1,700 from inception of October 14, 2009 to March 31, 2010 and has an accumulated deficit of $(3,468) through March 31, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our filing on the Form 10-K with the SEC on January 1, 2010 and amended on February 23, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires our sole officer and director to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ from those estimates.

Plan of Operation

The Company was incorporated in Florida on October 14, 2009.  We intend to serve as a vehicle to effect an acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  Since our inception, we have not commenced any formal business operations and all activity to date has related to the Company’s formation, capital stock issuance, professional fees with regard to the subject matter of the filings with the SEC and identification of businesses.

Summary of Consolidated Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Quarter Ended March 31, 2010 and October 14, 2009 (Inception) through March 31, 2010

Revenues. The Company’s revenues for the periods ended March 31, 2010 and October 14, 2009 (inception) through March 31, 2010 were $0.  No revenues occurred during these periods because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the periods ended March 31, 2010 and October 14, 2009 (inception) through March 31, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the periods ended March 31, 2010 and October 14, 2009 (inception) through March 31, 2010 was $0.  No gross profit/loss occurred during these periods because there were no sales.

General and Administrative Expenses. General and administrative expenses for the periods ended March 31, 2010 and from October 14, 2009 (inception) through March 31, 2010 were $893 and $3,468, respectively.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended March 31, 2010 and from October 14, 2009 (inception) through March 31, 2010 was $(893) and $(3,468), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period of October 14, 2009 (inception) through March 31, 2010, we had an accumulated deficit of $(3,468).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2010, total current assets were $1,300.

As of March 31, 2010, total current liabilities were $1,768, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(468) as of March 31, 2010.

During the period from October 14, 2009 (inception) through March 31, 2010, operating activities used cash of $1,700.  The cash used by operating activities related to general and administrative expenses.

Intangible Assets

There were no intangible assets as of March 31, 2010.

Material Commitments

There were no material commitments as of March 31, 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or anticipate entering into any off-balance arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities.  We do not currently have any revenues or own assets and operate facilities in countries outside the United States and, consequently, we are not effected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Treasurer, as appropriate, to allow timely decisions regarding required disclosures.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our first fiscal quarter covered by this report. Based on the foregoing, our President and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in our internal controls over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of March 31, 2010.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

/s/ Charles Scimeca
Charles Scimeca
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Charles Scimeca
Exhibit 32.1	906 Certification – Charles Scimeca

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAJ VENTURES, INC.

DATE: May 14, 2010	By:	/s/ Charles Scimeca
Charles Scimeca
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Raj Ventures, Inc.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 31.1	302 Certification – Charles Scimeca
Exhibit 32.1	906 Certification – Charles Scimeca