Form 10-Q
period 2010-06-30
Raj Ventures, Inc.
filed 2010-08-16
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, no par value per share	3,000,000 shares

RAJ VENTURES, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$1,495

Total Assets	$-	$1,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$2,843	$1,070
Loan from shareholder	3,237	-

Total Liabilities	6,080	1,070

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(9,080)	(2,575)
	$(6,080)	$425

Total Liabilities and Shareholders' Deficit	$-	$1,495

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three month period	For the six month period	From October 14, 2009 (Inception)
	ended June 30, 2010	ended June 30, 2010	to June 30, 2010

Revenue:	$-	$-	$-

Expenses:
General and Administrative	(5,612)	(6,505)	(9,080)

Net loss	$(5,612)	$(6,505)	$(9,080)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative from
	For the six month period	October 14, 2009 (Inception)
	ended June 30, 2010	To June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,505)	$(9,080)
Increase in accounts payable	1,773	2,843

Net cash used in operating activities	(4,732)	(6,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	3,237	3,237
Proceeds from issuance of common stock	-	3,000

Net cash provided by financing activities	3,237	6,237

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,495)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Raj Ventures, Inc. (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 13, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing -activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business plan will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained.  Further, we cannot give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

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

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010
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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 13, 2010.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on March 31, 2010 with the SEC and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $6,237 from inception of October 14, 2009 to June 30, 2010 and has an accumulated deficit of $(9,080) through June 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our filing on the Form 10-K for the fiscal year ended December 31, 2009, with the SEC on March 31, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Six Months Ended June 30, 2010

Revenues. The Company’s revenues for the six months ended June 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $6,505.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the six months ended June 30, 2010 was ($6,505).  The net loss for the six months ended June 30, 2010 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Quarter Ended June 30, 2010

Revenues. The Company’s revenues for the three months ended June 30, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $5,612. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the three months ended June 30, 2010 was ($5,612).  The net loss for the three months ended June 30, 2010 was primarily related to general and administrative expenses and no revenues for the periods indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2010, total current assets were $0.

As of June 30, 2010, total current liabilities were $6,080, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of $(6,080) as of June 30, 2010.

During the period from October 14, 2009 (inception) through June 30, 2010, operating activities used cash of $6,237.  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of June 30, 2010.

Material Commitments

There were no material commitments as of June 30, 2010.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of June 30, 2010.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

/s/ Charles J. Scimeca
Charles J. Scimeca
President, Secretary, Treasurer and Director

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification – Charles J. Scimeca

Exhibit 32.1	906 Certification – Charles J. Scimeca

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAJ VENTURES, INC.

DATE: August 13, 2010	By:	/s/ Charles J. Scimeca
Charles J. Scimeca
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Raj Ventures, Inc.

Index to Exhibits

Exhibit Number                                                      Description

Exhibit 31.1	302 Certification – Charles J. Scimeca

Exhibit 32.1	906 Certification – Charles J. Scimeca