Form 10-Q
period 2010-09-30
Raj Ventures, Inc.
filed 2010-11-15
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53698

RAJ VENTURES, INC.
(Exact name of registrant as specified in its charter)

Florida	27-1116025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1001 Brickell Bay Drive, Suite 1716 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

(786) 360-3429
(Issuer’s telephone number, including area code)

9040 Town Center Parkway
Bradenton, Florida 34202
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 15, 2010
Common Stock, no par value per share	3,100,000 shares

RAJ VENTURES, INC.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$1,495

FIXED ASSETS:
Equipment, net	110	-

Total Assets	$110	$1,495

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$2,375	$1,070
Loan from shareholder	8,794	-

Total Liabilities	11,169	1,070

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,100,000 shares issued at September 30, 2010 and
3,000,000 shares issued at December 31, 2009)	3,100	3,000
Deficit accumulated during the development stage	(14,159)	(2,575)
	(11,059)	425

Total Liabilities and Shareholders' Deficit	$110	$1,495

(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative fromFrom October 14, 2009 (Inception) to September 30, 2010
	For the three month period	For the nine month period
	ended September 30, 2010	ended September 30, 2010

Revenue:	$-	$-	$-

Expenses:
General and Administrative	(5,079)	(11,584)	(14,159)

Net loss	$(5,079)	$(11,584)	$(14,159)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,038,043	3,012,821

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
		Cumulative fromOctober 14, 2009 (Inception) To September 30, 2010
	For the nine month period
	ended September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,584)	$(14,159)
Increase in accounts payable	1,305	2,375

Net cash used in operating activities	(10,279)	(11,784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	8,794	8,794
Proceeds from issuance of common stock	100	3,100

Net cash provided by financing activities	8,894	11,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment, net	(110)	(110)

Net cash provided by investing activities	(110)	(110)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,495)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-
Interest paid	$-	$-

RAJ VENTURES, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Raj Ventures, Inc. (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. As of the date of this filing, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”)  915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with ASC 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, “Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued.

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

On August 26, 2010, the Company issued 100,000 shares of common stock to High Voltage Environmental Applications, a Florida corporation, along with $10 cash as payment for equipment.  The shares were valued at $100.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At September 30, 2010, the Company had no amounts in excess of the FDIC insured limit.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $8,794 as of September 30, 2010.

The Company does not lease or rent any property.  Office space and services are provided without charge.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $11,784 from inception of October 14, 2009 to September 30, 2010 and has an accumulated deficit of $(14,159) through September 30, 2010.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on the Form 10-K for the fiscal year ended December 31, 2009, with the SEC on March 31, 2010.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Summary of Condensed Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Nine Months Ended September 30, 2010

Revenues. The Company’s revenues for the nine months ended September 30, 2010 were $0.

Cost of Revenues.  The Company’s cost of revenues for the nine months ended September 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the nine months ended September 30, 2010 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $11,584.  General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the nine months ended September 30, 2010 was ($11,584).  The net loss for the nine months ended September 30, 2010 was primarily related to general and administrative expenses.

Results for the Quarter Ended September 30, 2010

Revenues. The Company’s revenues for the three months ended September 30, 2010 were $0.

Cost of Revenues.  The Company’s cost of revenues for the three months ended September 30, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

 Gross Profit/Loss. The Company’s gross profit/loss for the three months ended September 30, 2010 was $0.  No gross profit/loss occurred during this period, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $5,079. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the three months ended September 30, 2010 was ($5,079).  The net loss for the three months ended September 30, 2010 was primarily related to general and administrative expenses.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of September 30, 2010, total current assets were $0.

As of September 30, 2010, total current liabilities were $11,169, which consisted of accounts payable and accrued expenses and loans from its sole shareholder.  We had negative net working capital of $(11,169) as of September 30, 2010.

During the period from October 14, 2009 (inception) through September 30, 2010, operating activities used cash of $11,784.  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of September 30, 2010.

Material Commitments

There were no material commitments as of September 30, 2010.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1 302 Certification – Charles J. Scimeca
Exhibit 32.1 906 Certification – Charles J. Scimeca

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAJ VENTURES, INC.

DATE: November 15, 2010	By:	/s/ Charles J. Scimeca
Charles J. Scimeca
Chief Executive Officer and Chief Financial Officer

Raj Ventures, Inc.

Index to Exhibits
Exhibit Number      Description

Exhibit 31.1 302 Certification – Charles J. Scimeca
Exhibit 32.1 906 Certification – Charles J. Scimeca