Form 10-Q
period 2011-03-31
Technology Applications International Corp
filed 2011-05-16
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53698

____________________________

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, no par value per share	3,100,000 shares

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

FIXED ASSETS:
Equipment, net	19,660	103

Total Assets	$19,660	$103

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$2,875	$4,875
Loan from shareholder	84,479	19,574

Total Liabilities	87,354	24,449

SHAREHOLDERS' DEFICIT
Preferred stock ($.001 par value, 50,000,000 shares authorized; no shares issued)	-	-
at March 31, 2011 and 2010)
Common stock ($.001 par value, 300,000,000 shares authorized;
3,100,000 shares issued at March 31, 2011 and
3,000,000 shares issued at March 31, 2010)	3,100	3,100
Deficit accumulated during the development stage	(70,794)	(27,446)
	$(67,694)	$(24,346)

Total Liabilities and Shareholders' Deficit	$19,660	$103

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

			Cumulative from
	For the three month period	For the three month period	From October 14, 2009 (Inception)
	ended March 31, 2011	ended March 31, 2010	to March 31, 2011

Revenue:	$-	$-	$-

Expenses:
General and Administrative	43,348	893	70,794

Net loss	$(43,348)	$(893)	$(70,794)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,100,000	3,038,043

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	For the three month period	For the three month period	October 14, 2009 (Inception)
	ended March 31, 2011	ended March 31, 2010	To March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(43,348)	$(893)	$(70,794)
Adjustments to reconcile net loss to net cash (used in)
Provided by operating activities
Depreciation	7	-	14
Change in assests and liabilities
Increase (decrease) in accounts payable	(2,000)	698	2,875

Net cash used in operating activities	(45,341)	(195)	(67,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	64,905	-	84,479
Proceeds from issuance of common stock	0	-	3,100

Net cash provided by financing activities	64,905	-	87,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment, net	(19,564)	-	(19,674)

Net cash provided by investing activities	(19,564)	-	(19,674)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	-	(195)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$1,300	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Technology Applications International Corporation (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009.  From October 14, 2009 until April 11, 2011, the Company’s name was Raj Ventures, Inc. and its business plan was to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida and launched its new business plan to develop, build and sell environmental solutions for the treatment of drinking water and municipal and industrial wastewater and sludge.  The Company owns and operates a mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which it intends to use for the commencement of operations and making sales presentations to prospective customers throughout the United States.  The Company's fiscal year ends on December 31st.

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

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital shares and loans from shareholders.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company include obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

On April 12, 2010, our initial shareholder completed the sale of 3,000,000 shares of common stock of the Company, to Raj Ventures Funding, Inc. (the “Purchaser”) for an aggregate purchase price of $15,000.  The sale resulted in the transfer of one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company to the Purchaser, which resulted in a change in control of the Company.

On August 26, 2010, the Company issued 100,000 shares of common stock to High Voltage Environmental Applications, Inc., a Florida corporation, along with $10 cash as payment for equipment.  The shares were valued at $100.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At March 31, 2011, the Company had no amounts in excess of the FDIC insured limit.

NOTE 5 – OPERATING LEASE

On October 18, 2010, the Company entered into an operating lease for its corporate offices.  The lease term is twenty four months and requires monthly payments of $2,865 for the first twelve months and $2,950 for the second twelve months.  The minimum annual rental payments required during 2011 and 2012 are as follows:

                                      2011            $34,585
                                      2012            $28,172

                                      Total            $62,757

The rent expense for the three month period ending March 31, 2011 was $9,933.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $84,479 as of March 31, 2011.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – SUBSEQUENT EVENTS

On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida and changed our corporate name from “Raj Venures, Inc.” to “Technology Applications International Corporation”.  Further, the Company increased its authorized capital to 350 million shares of capital stock, of which 300 million shares are common stock, par value $.001 per share, and 50 million shares are preferred stock, par value $.001 per share.  The Company also adopted Amended and Restated Bylaws of the Company on the same date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 28, 2011 with the SEC and are hereby referenced.

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

Overview

Technology Applications International Corporation (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009.  From October 14, 2009 until April 11, 2011, the Company’s name was Raj Ventures, Inc. and its business plan was to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation with the Secretary of State of Florida and launched its new business plan to develop, build and sell environmental solutions for the treatment of drinking water and municipal and industrial wastewater and sludge.  The Company owns and operates a mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which it intends to use for the commencement of operations and making sales presentations to prospective customers throughout the United States.  The Company's fiscal year ends on December 31st.  To date, we have not generated any revenue.  We have not generated any cash flows from operations.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and, ultimately, engage in future profitable operations.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of ($67,905) from inception of October 14, 2009 to March 31, 2011, and has an accumulated deficit of $(70,794) through March 31, 2011.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on the Form 10-K for the fiscal year ended December 31, 2010, with the SEC on March 28, 2011.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Summary of Results of Operations

Any measurement and comparison of revenues and expenses from continuing operations should not be considered necessarily indicative or interpolated as the trend to forecast our future revenues and results of operations.

Results for the Quarter Ended March 31, 2011 Compared to March 31, 2010

Revenues.  The Company’s revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $43,348 and $893, respectively.  General and administrative expenses consisted primarily of professional service fees, consulting fees, business related travel and entertainment expenses, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the three months ended March 31, 2011 and the three months ended March 31, 2010 were $(43,348) and $(893), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from October 14, 2009 (Inception) through March 31, 2011

Revenues. The Company’s revenues for the period October 14, 2009 (inception) through March 31, 2011 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period October 14, 2009 (inception) through March 31, 2011 was $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period October 14, 2009 (inception) through March 31, 2011 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the period October 14, 2009 (inception) through March 31, 2011 were $70,794. General and administrative expenses consisted primarily of professional service fees, consulting fees, business related travel and entertainment expenses, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the period October 14, 2009 (inception) through March 31, 2011 was $(70,794).  The net loss for the period May 26, 2009 (inception) through March 31, 2011 was primarily related to general and administrative expenses and no revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2011, total current assets were $0.

As of March 31, 2011, total current liabilities were $87,354, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of ($87,354) as of March 31, 2011.

During the period from May 26, 2009 (inception) through March 31, 2011, operating activities used cash of ($67,905).  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of March 31, 2011.

Material Commitments

There were no material commitments as of March 31, 2011.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements or any anticipate entering into any off-balance arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2011to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1	302 Certification - Charles J. Scimeca
Exhibit 32.1	906 Certification - Charles J. Scimeca

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

DATE:  May 13, 2011                                                                      By: /s/ Charles, J. Scimeca
Charles J. Scimeca
Chief Executive Officer and Chief Financial Officer

Technology Applications International Corporation

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification - Charles J. Scimeca
Exhibit 32.1	906 Certification - Charles J. Scimeca