Form 10-Q
period 2011-06-30
Technology Applications International Corp
filed 2011-08-15
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
Class	Outstanding at August 1, 2011

Common Stock, par value $.001 per share	3,100,000 shares

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

FIXED ASSETS:
Equipment, net	19,653	103

Total Assets	$19,653	$103

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$5,750	$4,875
Loan from shareholder	123,295	19,574

Total Liabilities	129,045	24,449

SHAREHOLDERS' DEFICIT
Preferred stock ($.001 par value, 50,000,000 shares authorized; no shares issued)	-	-
at March 31, 2011 and 2010)
Common stock ($.001 par value, 300,000,000 shares authorized;
3,100,000 shares issued at June 30, 2011 and
3,000,000 shares issued at June 30, 2010)	3,100	3,100
Deficit accumulated during the development stage	(112,492)	(27,446)
	$(109,392)	$(24,346)

Total Liabilities and Shareholders' Deficit	$19,653	$103

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three month period	For the three month period	For the six month period	For the six month period	From October 14, 2009 (Inception)
	ended June 30, 2011	ended June 30, 2010	ended June 30, 2011	ended June 30, 2010	to June 30, 2011

Revenue:	$-	$-	$-	$-	$-

Expenses:
General and Administrative	41,698	5,612	85,046	6,505	112,492

Net loss	$(41,698)	$(5,612)	$(85,046)	$(6,505)	$(112,492)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,100,000	3,000,000	3,100,000	3,000,000

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	For the six month period	For the six month period	October 14, 2009 (Inception)
	ended June 30, 2011	ended June 30, 2010	To June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85,046)	$(6,505)	$(112,492)
Adjustments to reconcile net loss to net cash (used in)
Provided by operating activities
Depreciation	15		21
Change in assests and liabilities
Increase (decrease) in accounts payable	875	1,773	5,750

Net cash used in operating activities	(84,156)	(4,732)	(106,721)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	103,721	3,237	123,295
Proceeds from issuance of common stock	-	-	3,100

Net cash provided by financing activities	103,721	3,237	126,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment	(19,565)	-	(19,674)

Net cash provided by investing activities	(19,565)	-	(19,674)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	-	(1,495)	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2011

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  At June 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

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

The rent expense for the three month period ending June 30, 2011 was $9,933.  The rent expense for the six month period ending June 30, 2011 was $19,833.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $123,295 as of June 30, 2011.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – SUBSEQUENT EVENTS

On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida and changed our corporate name from “Raj Ventures, Inc.” to “Technology Applications International Corporation”.  Further, the Company increased its authorized capital to 350 million shares of capital stock, of which 300 million shares are common stock, par value $.001 per share, and 50 million shares are preferred stock, par value $.001 per share.  The Company also adopted Amended and Restated Bylaws of the Company on the same date.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $(106,721) from inception of October 14, 2009 to June 30, 2011, and has an accumulated deficit of $(112,492) through June 30, 2011.  This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended June 30, 2011 Compared to the Quarter June 30, 2010

Revenues.  The Company’s revenues for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $41,698 and $5,612, respectively.  General and administrative expenses consisted primarily of professional service fees, consulting fees, business related travel and entertainment expenses, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the three months ended June 30, 2011 and the three months ended June 30, 2010 were $(41,698) and $(5,612), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Revenues.  The Company’s revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $85,046 and $6,505, respectively.  General and administrative expenses consisted primarily of professional service fees, consulting fees, business related travel and entertainment expenses, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the six months ended June 30, 2011 and the six months ended June 30, 2010 were $(85,046) and $(6,505), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses and no revenues for the periods indicated.

Results for the Period from October 14, 2009 (Inception) through June 30, 2011

Revenues. The Company’s revenues for the period October 14, 2009 (inception) through June 30, 2011 were $0.  No revenues occurred during these periods, because there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the period October 14, 2009 (inception) through June 30, 2011 was $0.  There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the period October 14, 2009 (inception) through June 30, 2011 was $0.  No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the period October 14, 2009 (inception) through June 30, 2011 were $112,492. General and administrative expenses consisted primarily of professional service fees, consulting fees, business related travel and entertainment expenses, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the period October 14, 2009 (inception) through June 30, 2011 was $(112,492).  The net loss for the period May 26, 2009 (inception) through June 30, 2011 was primarily related to general and administrative expenses and no revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2011, total current assets were $0.

As of June 30, 2011, total current liabilities were $129,045, which consisted of accounts payable, accrued expenses and loans from its shareholders.  We had negative net working capital of ($129,045) as of June 30, 2011.

During the period from May 26, 2009 (inception) through June 30, 2011, operating activities used cash of ($106,721).  The cash used by operating activities related to general and administrative expenses.  All of the cash during this period was provided by a related party loan and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

There were no intangible assets as of June 30, 2011.

Material Commitments

There were no material commitments as of June 30, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2011to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the six month period ended June 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

DATE:  August 15, 2011                                                                      By:  /s/ Charles J. Scimeca
Charles J. Scimeca
Chief Executive Officer and Chief Financial Officer

Technology Applications International Corporation

Index to Exhibits
Exhibit Number	Description
Exhibit 31.1	302 Certification – Charles J. Scimeca
Exhibit 32.1	906 Certification – Charles J. Scimeca