Form 10-Q/A
period 2011-06-30
Technology Applications International Corp
filed 2011-09-12
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

The purpose of this Amendment No. 1 to TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the SOX of 2002*

32.1	Certificate of Chief Executive Officer pursuant to 18 U.S.C.ss.1350*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

___________________

* These exhibits were previously included or incorporated by reference in TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

DATE: September 12, 2011

 By: /s/ Charles J. Scimeca
Charles J. Scimeca

Chief Executive Officer and Chief Financial Officer