Form 10-Q
period 2011-09-30
Technology Applications International Corp
filed 2011-11-18
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 16, 2011
Common Stock, par value $.001 per share	116,268,000 shares

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$1,180	$ −
Inventory	9,500	−

Total Current Assets	10,680	−

FIXED ASSETS:
Equipment, net	19,646	103

Total Assets	$30,326	$103

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable & accrued expenses	$4,375	$4,875
Loan from related party	202,576	19,574

Total Liabilities	206,951	24,449

SHAREHOLDERS' DEFICIT
Preferred stock ($.001 par value, 50,000,000 shares authorized; no shares issued	-	-
at September 30, 2011; no shares authorized or issued at December 31, 2010)
Common stock ($.001 par value, 300,000,000 shares authorized; 3,100,000 shares issued at September 30, 2011; 100,000,000 shares authorized;
3,100,000 shares issued at December 31, 2010)	3,100	3,100
Deficit accumulated during the development stage	(179,725)	(27,446)
	(176,625)	(24,346)

Total Liabilities and Shareholders' Deficit	$30,326	$103

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative from
	For the three month period	For the three month period	For the nine month period	For the nine month period	From October 14, 2009 (Inception)
	ended September 30, 2011	ended September 30, 2010	ended September 30, 2011	ended September 30, 2010	to September 30, 2011

Net Sales	$1,200	$-	$1,200	$-	$1,200

Cost of Sales	500	-	500	-	500

Gross Profit	700	-	700	-	700

Expenses:
Depreciation	7	-	22	-	29
General and Administrative	67,926	5,079	152,957	11,584	180,396

Total Expenses	67,933	5,079	152,979	11,584	180,425

Net loss	$(67,233)	$(5,079)	$(152,279)	$(11,584)	$(179,725)

Basic and diluted net loss per share	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,100,000	3,038,043	3,100,000	3,012,821

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
			Cumulative from
	For the nine month period	For the nine month period	October 14, 2009 (Inception)
	ended September 30, 2011	ended September 30, 2010	to September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,279)	$(11,584)	$(179,725)
Adjustments to reconcile net loss to net cash (used in)
Provided by operating activities
Depreciation	22	-	29
Increase in inventory	(9,500)	-	(9,500)
Increase (decrease) in accounts payable	(500)	1,305	4,375

Net cash used in operating activities	(162,257)	(10,279)	(184,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	183,002	8,794	202,576
Proceeds from issuance of common stock	-	100	3,100

Net cash provided by financing activities	183,002	8,894	205,676

CASH FLOWS FROM INVESTING ACTIVITIES:
Equipment	(19,565)	(110)	(19,675)

Net cash provided by investing activities	(19,565)	(110)	(19,675)

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	1,180	(1,495)	1,180

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	1,495	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,180	$-	$1,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Technology Applications International Corporation (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009.  From October 14, 2009 until April 11, 2011, the Company’s name was Raj Ventures, Inc. and its business plan was to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida and changed its name to Technology Applications International Corporation to better reflect its revised business plan, which focuses on developing and commercializing emerging technology opportunities.  The Company is developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology. The Company owns and operates a mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which the Company anticipates using for making presentations to prospective customers.  The Company's fiscal year end is December 31.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs, which would allow it to continue as a going concern.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.  The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s Plan to Continue as a Going Concern

The Company has met its historical working capital requirements from the sale of its capital stock and borrowing funds from a related party.  In order to continue as a going concern, the Company will need, among other things, additional capital resources.  Management’s plans to obtain such resources for the Company the sale of its capital stock and borrowing funds from a related party sufficient to meet its operating expenses.  However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, a related party has been providing non-interest bearing demand loans to the Company to pay the Company’s expenses.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its operating activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plans will be successfully executed. The Company’s ability to execute its business plans is dependent on its ability to obtain additional debt and equity financing and achieving a profitable level of operations. There can be no assurance that sufficient financing will be obtained or that we will achieve a profitable level of operations.

NOTE 2 – ACCOUNTING POLICIES

Basis of Presentation – Development Stage Company

The Company has a minimal amount of revenue from its operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, shareholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectibility is reasonably assured.

The Company closely follows the provisions of ASC 605, “Revenue Recognition”, which includes the guidelines of Staff Accounting Bulletin No. 104 as described above.

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

On April 12, 2010, our initial shareholder completed the sale of 3,000,000 shares of common stock of the Company, to a purchaser, for an aggregate purchase price of $15,000.  The sale resulted in the assignment and transfer of one hundred percent (100%) of the issued and outstanding shares of capital stock of the Company on such date to such purchaser, which resulted in a change in control of the Company.

On August 26, 2010, the Company issued 100,000 shares of common stock to a purchaser for $100, or a purchase price of $0.001 per share, along with a $10 cash payment for the purchase of equipment used in the Company’s business.

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At September 30, 2011, the Company had no amounts in excess of the FDIC insured limit.

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

The rent expense for the three month period ending September 30, 2011 was $9,936.  The rent expense for the nine month period ending September 30, 2011 was $29,769.

NOTE 6 - RELATED PARTY TRANSACTIONS

Coast To Coast Equity Group, Inc., a Florida corporation, a related party, has provided loans to the Company in the amount of $202,576 as of September 30, 2011.

The sole officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and its other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 – SUBSEQUENT EVENTS

On October 20, 2011, the Company issued 101,800,000 shares of its Common Stock, par value $0.001 per share, to a related party, in a private placement transaction, which involved the exchange of indebtedness in the amount of $101,800 owed by the Company to the related party, as purchase price consideration for such shares, or a purchase price of $0.001 per share.

On October 28, 2011, the Company issued 5,727,000 shares of its Common Stock, par value $0.001 per share, to a consultant, in a private placement transaction, which involved the exchange of services in the amount of $5,727 provided to the Company by the consultant, as purchase price consideration for such shares, or a purchase price of $0.001 per share.

On November 8, 2011, the Company issued 5,591,000 shares of its Common Stock, par value $0.001 per share, to a consultant, in a private placement transaction, which involved the exchange of services in the amount of $5,591 provided to the Company by the consultant, as purchase price consideration for such shares, or a purchase price of $0.001 per share.

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

The statements in this report include forward-looking statements.  These forward-looking statements are based on our management’s current expectations and beliefs and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations.  You should not rely upon these forward-looking statements as predictions of future events because we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur.  You can identify a forward-looking statement by the use of the forward-terminology, including words such as “may”, “will”, “believes”, “anticipates”, “estimates”, “expects”, “continues”, “should”, “seeks”, “intends”, “plans”, and/or words of similar import, or the negative of these words and phrases or other variations of these words and phrases or comparable terminology.  These forward-looking statements relate to, among other things: our sales; results of operations and anticipated cash flows; capital expenditures; depreciation expenses; sales, general and administrative expenses; our ability to maintain and develop relationships with our existing and future customers; and, our ability to maintain a level of investment that is required to remain competitive.  Many factors could cause our actual results to differ materially from those projected in these forward-looking statements, including, but not limited to: variability of our revenues and financial performance; risks associated with technological changes; the acceptance of our products in the marketplace by existing and potential customers; disruption of operations or increases in expenses due to our involvement with litigation or caused by civil or political unrest or other catastrophic events; general economic conditions, government mandates and conditions in the gaming/entertainment industry in particular; and, the continued employment of our key personnel and other risks associated with competition.

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

Overview

Technology Applications International Corporation (the “Company”), a development stage company, was incorporated in Florida on October 14, 2009.  From October 14, 2009 until April 11, 2011, the Company’s name was Raj Ventures, Inc. and its business plan was to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business.  On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida to better reflect its revised business plan, which focuses on developing and commercializing emerging technology opportunities.  The Company is developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology. The Company owns and operates a mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which the Company anticipates using for making presentations to prospective customers.  The Company's fiscal year end is December 31. As of September 30, 2011, the Company earned revenues in the amount of $1,200 from the sale of the Renuéll™ skin cream product.

Presently, we are not in a position to meet our cash requirements for the next 12 months.  Since our inception, related parties have made loans to us on an as needed basis.  There are no further commitments, agreements or understandings of any kind with respect to any loans or advances to be made on our behalf.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, from October 14, 2009, our inception, through September 30, 2011, the Company is in the development stage with revenues in the amount of $1,200, has used cash flows in operations of $(184,821), and has an accumulated deficit of $(179,725).  This raises substantial doubt about the Company’s ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended September 30, 2011 Compared to the Quarter September 30, 2010

Revenues.  The Company’s revenues for the three months ended September 30, 2011 and the three months ended September 30, 2010 were $1,200 and $0, respectively, which were due to the commencement of sales of the Renuéll™ skin cream product during the period ended September 30, 2011.

Cost of Revenues.  The Company’s cost of revenues for the three months ended September 30, 2011 and the three months ended September 30, 2010 were $500 and $0, respectively, which were due to finished goods inventory of the Renuéll™ skin cream product being sold to customers.

Gross Profit/Loss. The Company’s gross profit/loss for the three months ended September 30, 2011 and the three months ended September 30, 2010 was $700 and $0, respectively, which was due to the difference between the sales price of the Renuéll™ skin cream and the cost of inventory being sold.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 and the three months ended September 30, 2010 were $67,926 and $5,079, respectively.  General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the three months ended September 30, 2011 and the three months ended September 30, 2010 were $(67,233) and $(5,079), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses exceeding the amount of revenues, if any, for the periods indicated.

Results for the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Revenues.  The Company’s revenues for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $1,200 and $0, respectively, which were due to the commencement of sales of the Renuéll™ skin cream product during the period ended September 30, 2011.

Cost of Revenues.  The Company’s cost of revenues for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $500 and $0, respectively, which was due to finished goods inventory of the Renuéll™ skin cream product being sold to customers.

Gross Profit/Loss. The Company’s gross profit/loss for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $700 and $0, respectively, which was due to the difference between the sales price of the Renuéll™ skin cream and the cost of inventory being sold.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 were $152,957 and $11,584, respectively.  General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the nine months ended September 30, 2011 and the nine months ended September 30, 2010 was $(152,279) and $(11,584), respectively.  The net loss for each of these periods was primarily related to general and administrative expenses exceeding the amount of revenues, if any, for the periods indicated.

Results for the Period from October 14, 2009 (Inception) through September 30, 2011

Revenues. The Company’s revenues for the period October 14, 2009 (inception) through September 30, 2011 were $1,200, which were due to the commencement of sales of the Renuéll™ skin cream product.

Cost of Revenues.  The Company’s cost of revenues for the period October 14, 2009 (inception) through September 30, 2011 was $500, which was due to finished goods inventory of the Renuéll™ skin cream product being sold to customers.

Gross Profit/Loss. The Company’s gross profit/loss for the period October 14, 2009 (inception) through September 30, 2011 was $500, which was due to the difference between the sales price of the Renuéll™ skin cream and the cost of inventory being sold.

General and Administrative Expenses. General and administrative expenses for the period October 14, 2009 (inception) through September 30, 2011 were $180,396. General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.

Net Loss. Net loss for the period October 14, 2009 (inception) through September 30, 2011 was $(179,725).  The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by related parties through capital investment and borrowing funds.

As of September 30, 2011, total current assets were $10,680, which consisted of cash and finished goods inventory on hand.

As of September 30, 2011, total current liabilities were $206,951, which consisted of accounts payable and a loan from a related party.  We had negative net working capital of ($196,271) as of September 30, 2011.

During the period from October 14, 2009 (inception) through September 30, 2011, operating activities used cash of ($184,821).  The cash used by operating activities related to general and administrative expenses and the purchase being inventory for resale.  Except for cash in the amount of $1,200 from sales of our products, all of the cash during this period was provided by a related party’s loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

The Company’s intangible assets were $0 as of September 30, 2011.

Material Commitments

The Company’s material commitments were $0 as of September 30, 2011.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of December 31, 2010 to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the nine month period ended September 30, 2011, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 6.  Exhibits

(a)                 Exhibits

Exhibit 31.1 302 Certification – Charles J. Scimeca
Exhibit 32.1 906 Certification – Charles J. Scimeca

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

DATE: November 16, 2011	By:	/s/ Charles J. Scimeca
Charles J. Scimeca
President, Chief Executive Officer and Chief Financial Officer

Technology Applications International Corporation

Index to Exhibits
Exhibit Number/Description
Exhibit 31.1 302 Certification – Charles J. Scimeca
Exhibit 32.1 906 Certification – Charles J. Scimeca