Form 10-K
period 2011-12-31
Technology Applications International Corp
filed 2012-04-16
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ________ to ________

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Florida	0-53698	27-1116025
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
1001 Brickell Bay Drive, Suite 1716 Miami, Fl 33131
(Address of principal executive offices)

(786) 360-3429
(Registrant’s Telephone Number)

Copy of all Communications to: Law Office of Andrew Coldicutt 1220 Rosecrans Street, PMB 258 San Diego, CA 92106 Phone: 619-228-4970

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐ (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of April 12, 2012, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Documents incorporated by reference: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. These risks and uncertainties include the following:

●	The availability and adequacy of our cash flow to meet our requirements;

●	Economic, competitive, demographic, business and other conditions in our local and regional markets;

●	Changes or developments in laws, regulations or taxes in our industry;

●	Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

●	Competition in our industry;

●	The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

●	Changes in our business strategy, capital improvements or development plans;

●	The availability of additional capital to support capital improvements and development; and

●	Other risks identified in this report and in our other filings with the Securities and Exchange Commission or the SEC.

This report should be read completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “TAIC”, “Technology”, “we”, “us” and “our” are references to Technology Applications International Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

PART I

ITEM 1. BUSINESS

Corporate History

We were incorporated as Raj Ventures, Inc., in the State of Florida on October 14, 2009, to effect a merger, exchange of capital stock, asset acquisition or other similar business combination, including being used as a vehicle for a reverse merger acquisition with an operating or development stage business which desired to utilize our status as a reporting corporation under the Exchange Act.

On April 12, 2010, one hundred percent of the issued and outstanding common stock of the Company was transferred and sold to Raj Ventures Funding, Inc., a company owned and controlled by Charles J. Scimeca, which resulted in a change in control of the Company. Ms. Colleen Foyo, Raj Ventures, Inc. sole officer and director resigned on April 12, 2010, and Mr. Scimeca replaced such person, as the President, Secretary and Treasurer and sole director of the Company and he continues to serve in such capacity.

On August 26, 2010, the Company, completed the purchase of a semi-trailer mountable mobile electron beam accelerator unit contained therein (collectively, the “e-beam”) from High Voltage Environmental Applications, a Florida corporation (“HVEA”), in exchange for Ten Dollars ($10) and the issuance of one hundred thousand (100,000) shares of common stock of the Company to HVEA, which was payable as purchase price consideration for the transaction.

On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida and changed our corporate name from “Raj Ventures, Inc.” to “Technology Applications International Corporation”. We also increased our authorized capital from 100 million shares of common stock to 350 million shares of capital stock, of which 300 million shares are common stock, par value $.001 per share, and 50 million shares are preferred stock, par value $.001 per share (“Preferred Stock”). We also adopted Amended and Restated Bylaws of the Company on the same date.

On April 12, 2011, The Company launched our new business plan to develop, build and sell environmental solutions for the treatment of municipal and industrial wastewater and sludge. We own and operate a mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which we intend to use for the commencement  of our operations and making sales presentations to prospective customers throughout the United States, and to other countries.

Our Company

We are in the business of developing market entry technology products and services into early and mainstream technology products and services. We are focused on developing and manufacturing a line of technologically advanced skin care products and  are developing e-beam technology for uses in the cosmetic industry.  We also provide  environmental management solutions that use electron particle accelerator technology. Our company structure is set forth in the following chart:

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION a Florida Corporation

Renuéll Int’l, Inc. a Florida Corporation (100% owned subsidiary)	NueEarth, Inc. a Florida Corporation (100% owned subsidiary)

Corporate Strategy

Our business strategy is aimed at building value through positioning each of our operating subsidiaries as a niche provider of technology products or services within its specific area of operation. We anticipate updating and refining our business strategy as new opportunities present themselves. In general, the component functions of our business model are to:

●	find and acquire timely early stage technologies or technology companies;

●	incrementally invest, market, and refine the acquired technology offering;

●	concentrate initial sales efforts on focused market entry opportunities; and

●	increase sales to a level that establishes market acceptance, as determined by our management.

Products

Through Renuéll Int’l, Inc., we are developing a line of technologically advanced skin care products. On July 27, 2011, we commenced providing to the marketplace our first product, the Renuéll™ skin cream, and have generated revenues in the amount of $1,500 as of October 20, 2011. The Renuéll™ skin cream product is formulated with a branded compound called, NueCell™, which is enhanced using NASA technology to create a skin care product that promotes the appearance of age defying skin. Neither the Food and Drug Administration (“FDA”) nor any other regulatory authority or similar regulator has approved the Renuéll™ skin cream product.

On December 29, 2011, and Amended on January 23, 2012, The Company, a Florida Corporation , through its wholly-owned subsidiary, Renuéll Int’l Inc., a Florida corporation (“Renuéll”) entered into that certain distribution agreement (the “Distribution Agreement”) with Regenetech, Inc., a Texas corporation (“RGT”). Pursuant to the terms and conditions of the Distribution Agreement, Renuéll shall act as a non-exclusive distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed, manufactured and sold by RGT. The Distribution Agreement contains an initial two (2) year period and shall automatically renew for another three (3) one (1) year periods after the initial two (2) year period, giving Renuéll the ability to increase the initial contract term up to a total of five (5) years.

The Distribution Agreement contains customary mutual confidentiality and indemnification provisions. The foregoing description of the Distribution Agreement is a summary and does not purport to be complete and is qualified in its entirety by reference to the full text thereof. A copy of the Distribution Agreement is attached hereto as Exhibit 10.04, and is incorporated herein by reference.

Through NueEarth, Inc., we plan to develop, build and sell environmental solutions for the treatment of drinking water, municipal and industrial wastewater, sludge and produced water from oil and gas fracturing activities utilizing electron particle accelerator (“e-beam”) technology combined with conventional methods. The e-beam has the dual ability to enhance cosmetic products and has the capacity to eliminate organic compounds present in water from parts per million concentrations to non-detectable concentrations in most cases. We own and operate a mobile e-beam unit installed on a trailer that can be attached to a semi-truck, which we intend to use for the commencement of our operations and making sales presentations and focusing on pilot opportunities with prospective customers.

Customers

We have three major types of customers: national and international corporations; municipalities, governments (domestic and foreign) and governmental agencies; retail customers, skin care professionals, spas, Doctors, and retail stores that sell cosmetic products.

Geographic Markets

Our target markets are located domestically in all 50 states, internationally in Europe as well as in the developing economies of Asia and Latin America.

Sales and Marketing

We plan to focus our marketing strategy on educating prospective customers and the trade industry about us, so that our products and services are successfully brought to market. We plan to sell and market our products and services through attendance at major trade and industry exhibitions, one-on-one sales meetings with individual customers and using social media and marketing and advertising campaigns.

Manufacturing

We manufacture our products using independent manufacturers. We plan to engage manufacturers to outsource manufacturing on an as needed basis and anticipate that we will enter into manufacturing agreements with them.

Raw Materials

The raw materials purchased by us are from suppliers located in United States and abroad. We are not constrained in our purchasing by any contracts or agreements with any suppliers, manufacturers or distributors of the raw materials we may use. We acquire raw materials based upon, among other things, availability and price on the open wholesale market. All of our raw materials are readily available from a large number of suppliers, manufacturers and distributors in the United States and, if necessary, from abroad. We use raw materials on a just-in-time basis and keep minimal inventory on hand.

Patents, Trademarks and Licenses

Our trademarks are owned by us, and intend to seek federal transaction registration for the marks NueEarth™, Renuéll™, Bio-Science™, NueCell™, NueStem Cell Matrix™ and NueStem Cell Lattice™. We may federally register other trademarks in the future as the need arises. We intend to patent our processes and designs as the need arises; however, we currently do not have any federally registered patents.

Competition

The technology industry is highly competitive and varied. Many of our existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than ours. These competitors have the flexibility to introduce new products and services and pricing options that may be more attractive than ours. We will attempt to overcome the competitive advantages of our competitors by pursuing our strategy of developing technologies in niche markets and which seek to provide us with brand name recognition.

Government Regulation

Unless the FDA extends its regulatory authority to cosmetic products, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of our products by Renuéll Int’l, Inc. and its ongoing activities. Under current regulations, the market introduction of the majority of non-medicated cosmetic products does not require prior formal registration or approval by the FDA, although this could change in the future. The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests. Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling. In addition, if the FDA should determine that claims made by us for our products involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against our products and us. In addition, the United States Federal Trade Commission (“FTC”) monitors product claims made in television and radio commercials and print advertising to ensure that any claim can be substantiated. If the FTC believes that any advertising claim made by us with regard to the effect or benefit of our products is not substantiated by adequate data or research and we cannot support such claim, the FTC could also take regulatory action against our products and us.

Our business activities relating to NueEarth, Inc. are subject to environmental regulation under the same federal, state and local laws and regulations which apply to our customers, including the Clean Water Act of 1972, as amended, and the Resource Conservation and Recovery Act of 1976, as amended. We believe that we conduct our business in an environmentally responsible manner and are in material compliance with applicable laws and regulations. It is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which we operate our projects and conduct our business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

Employees

Charles J. Scimeca is our sole officer and director who serves on a full-time basis. None of our employees is represented by a labor union for purposes of collective bargaining. We consider our relations with our employees to be good.

WHERE YOU CAN GET ADDITIONAL INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549. You can obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 1001 Brickell Bay Drive, Suite 1716, Miami, Fl 33131. The lease term is for twenty four months ending October 2012 and requires monthly base payments of $2,865 for the first twelve months and $2,950 for the second twelve months. As of the date of this filing, we have not sought to move or change our office site. Additional space may be required as we expand our operations. We do not foresee any significant difficulties in obtaining any required additional space. We currently do not own any real property.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our director, officer or any affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of April 16, 2012, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of April 11, 2012, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 40 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

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

During November and December 2011, the Company issued 236,000 shares of its Common Stock, par value $0.001 per share, through a Private Placement Memorandum (“PPM”) dated October 28, 2011 and notice filed on Form D with the SEC on November 25, 2011, to several investors for a total cash consideration of $118,000.

Subsequent to December 2011, the Company issued 794,000 shares of its Common Stock, par value $0.001 per share, through a PPM dated October 28, 2011 and notice filed on Form D with the SEC on November 25, 2011 to several investors for a total cash consideration of $397,000.

Other than as previously disclosed, none.

Re-Purchase of Equity Securities

None.

Dividends

We have not paid any cash dividends on our common stock since inception and presently anticipate that all earnings, if any, will be retained for development of our business and that no dividends on our common stock will be declared in the foreseeable future. Any future dividends will be subject to the discretion of our Board of Directors and will depend upon, among other things, future earnings, operating and financial condition, capital requirements, general business conditions and other pertinent facts. Therefore, there can be no assurance that any dividends on our common stock will be paid in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections. We may use words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “foresee,” “estimate” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted. You should read this report completely and with the understanding that actual future results may be materially different from what we expect. The forward looking statements included in this report are made as of the date of this report and should be evaluated with consideration of any changes occurring after the date of this Report. We will not update forward-looking statements even though our situation may change in the future and we assume no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Working Capital

	December 31, 2011 $	December 31, 2010 $
Current Assets	179,328	0
Current Liabilities	228,367	24,449
Working Capital (Deficit)	(49,039)	(24,449)

Cash Flows

	December 31, 2011 $	For the Period from October 14, 2009 (date of inception) to December 31, 2011 $
Cash Flows from (used in) Operating Activities	(211,807)	(234,371)
Cash Flows from (used in) Investing Activities	(23,243)	(23,253)
Cash Flows from (used in) Financing Activities	409,413	431,987
Net Increase (decrease) in Cash During Period	173,363	174,363

Results for the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

Revenues

The Company’s revenues for the year ended December 31, 2011 and the year ended December 31, 2010 were $1,500 and $0, respectively, which were due to the commencement of sales of the Renuéll™ skin cream product during the period ended December 31, 2011.

Cost of Revenues.

The Company’s cost of revenues for the year ended December 31, 2011 and the year ended December 31, 2010 was $625 and $0, respectively, which was due to finished goods inventory of the Renuéll™ skin cream product being sold to customers.

Gross Profit/Loss.

The Company’s gross profit/loss for the year ended December 31, 2011 and the year ended December 31, 2010 was $875 and $0, respectively, which was due to the difference between the sales price of the Renuéll™ skin cream and the cost of inventory being sold.

General and Administrative Expenses.

General and administrative expenses for the year ended December 31, 2011 and the year ended December 31, 2010 were $228,713 and $24,871, respectively. General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.

Net Loss.

Net loss for the year ended December 31, 2011 and the year ended December 31, 2010 was $(227,838) and $(24,871), respectively. The net loss for each of these periods was primarily related to general and administrative expenses exceeding the amount of revenues, if any, for the periods indicated.

Results for the Period from October 14, 2009 (Inception) through December 31, 2011

Revenues.

The Company’s revenues for the period October 14, 2009 (inception) through December 31, 2011 were $1,500, which were due to the commencement of sales of the Renuéll™ skin cream product.

Cost of Revenues

The Company’s cost of revenues for the period October 14, 2009 (inception) through December 31, 2011 was $625, which was due to finished goods inventory of the Renuéll™ skin cream product being sold to customers.

Gross Profit/Loss.

 The Company’s gross profit/loss for the period October 14, 2009 (inception) through December 31, 2011 was $875, which was due to the difference between the sales price of the Renuéll™ skin cream and the cost of inventory being sold.

General and Administrative Expenses.

General and administrative expenses for the period October 14, 2009 (inception) through December 31, 2011 were $256,159. General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.

Net Loss.

Net loss for the period October 14, 2009 (inception) through December 31, 2011 was $(255,284). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of December 31, 2011, total current assets were $179,328, which consisted of cash and Other Current Assets.

As of December 31, 2011, total current liabilities were $228,367, which consisted of accounts payable, a loan from a related party, and a customer deposit. We had negative net working capital of $(49,039) as of December 31, 2011.

During the period from October 14, 2009 (inception) through December 31, 2011, operating activities used cash of $(234,371). The cash used by operating activities related to general and administrative expenses and the purchase being inventory for resale. Except for cash in the amount of $1,500 from sales of our products, all of the cash during this period was provided by a related party’s loans and capital contributions, which was the Company’s sole source of cash for this period.

Intangible Assets

The Company’s intangible assets were $1,680 as of December 31, 2011.

Material Commitments

The Company’s material commitments were $0 as of December 31, 2011.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund planned acquisitions and exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

In March 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-11 (“ASU No. 2010-11”), “Derivatives and Hedging (ASC Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company’s adoption of provisions of ASU No. 2010-11 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-10 (“ASU No. 2010-10”), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU No. 2010-10 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued ASU 2010-09 (“ASU No. 2010-09”), “Subsequent Events (ASC Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The Company’s adoption of provisions of ASU No. 2010-09 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06 (“ASU No. 2010-06”), “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The Company’s adoption of provisions of ASU No. 2010-06 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 505, “Equity”, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The Company’s adoption of the amendment to ASC Topic 505 did not have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued an amendment to ASC Topic 820, “Fair Value Measurements and Disclosure”, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The Company’s adoption of the amendment to ASC Topic 820 did not have a material effect on the financial position, results of operations or cash flows of the Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
 AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONTENTS F-1

December 31, 2011

Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements

Balance Sheets	F-3,4

Statements of Operations	F-5

Statements of Changes in Stockholders' Deficit	F-6

Statements of Cash Flows	F-7,8

Notes to Consolidated Financial Statements	F9-14

The accompanying notes are an integral part of these financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Technology Applications International Corporation and Subsidiaries

We have audited the accompanying balance sheet of Technology Applications International Corporation and Subsidiaries (a development stage enterprise)(the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, shareholders’ equity/(deficit), and cash flows for the years then ended, and for the period from October 14, 2009 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Applications International Corporation and Subsidiaries (a Florida corporation) as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and the period October 14, 2009 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC
Lake & Associates CPA’s LLC
Schaumburg, Illinois
April 11, 2012

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,

ASSETS	2011	2010

Current assets
Cash and cash equivalents	$174,363	$—
Other current assets	4,965	—

Total current assets	179,328	—

Intangible assets, net	1,680	—

Machinery and equipment, net
	17,543	103

Total assets	$198,551	$103

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$10,000	$4,875

Loan from affiliate	117,937	19,574

Deposit
	100,000	—
Other current liabilities	430	—

Total liabilities
	228,367	24,449

Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	—	—

Common stock, par value $0.001 par value, 300,000,000 shares authorized, 116,454,000 and 3,100,000 shares issued and outstanding at December 31, 2011 and 2010, respectively.	116,454	3,100

Additional paid in capital
	109,014	—

Accumulated deficit
	(255,284)	(27,446)
Total shareholders' deficit
	(29,816)	(24,346)

Total liabilities and shareholders' deficit	$198,551	$103

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2011 and 2010 and Period from October 14, 2009 (Inception of Development Stage) through December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from October 14, 2009 (inception of development stage) through December 31, 2011

Revenues	$1,500	$—	$1,500

Cost of revenues	625	—	625

Gross profit	875	—	875

Expenses
General and administrative	228,713	24,871	256,159

Net loss	$(227,838)	$(24,871)	$(255,284)

Loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares
Basic and diluted	25,320,545	3,035,068

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

Year Ended December 31, 2011 and 2010

	Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2010	3,000,000	$3,000	$-	$(2,575)	$425

Shares issued for equipment	100,000	100	-	-	100

Net loss	-	-	-	(24,871)	(24,871)

Balance, December 31, 2010	3,100,000	3,100	-	(27,446)	(24,346)

Shares issued for cancellation of debt	101,800,000	101,800	-	-	101,800

Shares issued for services rendered	11,318,000	11,318	-	-	11,318

Shares issued for cash	236,000	236	117,764	-	118,000

Syndication costs	-	-	(8,750)	-	(8,750)

Net loss	-	-	-	(227,838)	(227,838)

Balance, December 31, 2011	116,454,000	$116,454	$109,014	$(255,284)	$(29,816)

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2011 and 2010 and Period from October 14, 2009(Inception of Development Stage) through December 31, 2011

	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from October 14, 2009 (inception of development stage) through December 31, 2011
Cash flows from operating activities
Net loss	$(227,838)	$(24,871)	$(255,284)

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,123	7	4,130
Shares issued for services rendered	11,318	—	11,318
Change in current assets and current liabilities:
Increase in other current assets	(4,965)	—	(4,965)
Increase in accounts payable and accrued expenses	5,125	3,805	10,000
Increase in other current liabilities	430	—	430

Net cash used in operating activities
	(211,807)	(21,059)	(234,371)

Cash flows from investing activities
Purchase of equipment	(21,543)	(110)	(21,553)
Increase in trademarks	(1,700)	—	(1,700)

Net cash used in investing activities	(23,243)	(110)	(23,253)

Cash flows from financing activities
Proceeds from affiliate	200,163	19,574	219,737
Deposit	100,000	—	100,000
Proceeds from issuance of common stock	109,250	100	112,250

Net cash provided by financing activities	409,413	19,674	431,987

Net change in cash and cash equivalents	174,363	(1,495)	174,363

Cash and cash equivalents, beginning balance	—	1,495	—

The accompanying notes are an integral part of these financial statements

Cash and cash equivalents, ending balance	$174,363	$—	$174,363

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—	$—
Interest paid	$—	$—	$—

Non-cash transactions affecting Operating
Investing and Financing activities
Issuance of common stock - shareholder note payable	$101,800		$101,800
Issuance of common stock for services	$11,318		$11,318

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.      Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Technology Applications International Corporation (formerly Raj Ventures, Inc.) (“Technology”) was incorporated on October 14, 2009 under the laws of Florida.  Renuell Int’l, Inc. and NueEarth, Inc., Technology’s wholly owned subsidiaries and Technology, collectively, are referred to here-in as the “Company”, a development stage company.  The Company is engaged in developing market entry technology products and services into early and mainstream technology products and services.  Through our subsidiaries, we are focused on developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Technology Applications International Corporation and its wholly owned subsidiaries, Renuell Int’l, Inc. and NueEarth, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

These consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

Development Stage Risk

Since its inception, the Company has been dependent upon the receipt of capital investment to fund its operating activities.  In addition to the normal risks associated with a new business venture, there can be no assurance that the Company’s business plans will be successfully executed.  The Company’s ability to execute its business plans is dependent on its ability to obtain additional debt and equity financing and achieving a profitable level of operations.  There can be no assurance that sufficient financing will be obtained or that we will achieve a profitable level of operations.

The accompanying notes are an integral part of these financial statements

The Company has minimal revenues generated from operations due to the sale of sample products.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”.  Among the disclosures required are that the Company’s financial statements be identified as those of a development stage company and that the statements of operations, shareholders’ equity / (deficit) and cash flows disclose activity since the date of the Company’s inception.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and their reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements and limited operating history.

Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be provided for in the Company's consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

There were no contingencies which could be evaluated at December 31, 2011.

Machinery and Equipment

Machinery and equipment are recorded at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred whereas additions, renewals and betterments are capitalized.  When machinery and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of machinery and equipment is provided using the straight-line method over the assets estimated useful lives of approximately 5 to 7 years.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

The accompanying notes are an integral part of these financial statements

Machinery and equipment, as of December 31, 2011 and 2010, consisted of the following:

	Estimated Useful Lives	2011	2010

Computer Equipment	3 Years	$4,162	$-
Machinery and equipment	5 Years	3,418	110
Furniture and fixtures	7 Years	14,073	-
Accumulated depreciation		(4,110)	(7)

		$17,543	$103

Depreciation expense for the years ended December 31, 2011 and 2010 was $4,103 and $7, respectively.

Intangible Assets

Intangible consist of trademarks which are being amortized using the straight-line method over their estimated period of benefit, twenty years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  No impairments of intangible assets have been identified during any of the periods presented.

The estimated future amortization expense related to trademarks as of December 31, 2011 is as follows:

2012	$21
2013	21
2014	21
2015	21
2016	21
Thereafter	1,575

Amortization expense for the years ended December 31, 2011 and 2010 was $20 and $0, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of definite-lived assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flow expected to be generated by the asset.  If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future cash flows.  Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.  Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.  There were no impaired assets at December 31, 2011.

Fair Value of Financial Instruments

The Company considers that the carrying amount of current assets and current liabilities approximate fair value.

Revenue Recognition

The accompanying notes are an integral part of these financial statements

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition."  Sales revenue which has been insignificant to December 31, 2011, is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  Such costs were $18,121 and $ 0 for the years ended December 31, 2011 and 2010, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred.  Expense recorded for the years ended December 31, 2011 and 2010 were $10,375 and $ 0, respectively.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.  No interest expense or penalties have been assessed as of, and for the years ended, December 31, 2011 and 2010.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash accounts.  The Company places its cash in what it believes to be credit-worthy financial institutions.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2011 and 2010, the Company’s cash balances did not exceed federally insured limits.

Earnings (Loss) Per Common Share

Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

The accompanying notes are an integral part of these financial statements

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Update No. 2011-04, Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU No. 2011-05”).  ASU No. 2011-05 requires the presentation of net income and other comprehensive income in one continuous statement or in two separate but consecutive statements.  ASU No. 2011-05 is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted.  The Company will adopt this guidance January 1, 2012 and is not expected to have a material impact on our consolidated financial statements.

2.      Commitments and Contingencies

The Company leases its corporate office space under an agreement expiring October 31, 2012.  The lease contains provisions for escalations.

Future minimum lease payments are approximately as follows:

2012	$29,500

Rent expense was approximately $34,900 and $7,000 for the years ended December 31, 2011 and 2010, respectively.

3.      Deposit

During December 2011, the Company received $100,000 as deposit for entering into a distribution rights agreement.  As discussed in Note 7, the Company converted this deposit into a convertible debenture subsequent to year-end.

4.      Capital Stock

Common Stock

On August 26, 2010, the Company issued 100,000 shares of its common stock to purchase equipment.

On October 20, 2011, the Company issued 101,800,000 shares of its common stock as payment for cancellation of debt for part of the amount due to its related party.

The accompanying notes are an integral part of these financial statements

On October 28, 2011, the Company issued 5,727,000 shares of its common stock to a consultant as payment for services rendered.

On November 8, 2011, the Company issued 5,591,000 shares of its common stock to a consultant as payment for services rendered.

During November and December 2011, the Company issued 236,000 shares of its common stock through a private placement to several investors for total cash consideration of $118,000.

As discussed in Note 7, the Company issued 794,000 shares of its common stock and warrants to purchase up to 794,000 shares of its common stock subsequent to December 31, 2011.

Stock Purchase Warrants

In conjunction with the Private Placement Memorandum dated October 28, 2011, the Company is offering up to 10,000 Units.  Each Unit consists of 1,000 shares of common stock priced at $0.50 per share and one Class A Warrant to purchase 1,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.

Warrants to purchase up to 236,000 shares of common stock have been issued in accordance with the Private Placement Memorandum stated above and are outstanding at December 31, 2011.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

5.      Income Taxes

As of December 31, 2011, the Company had net operating loss carry forwards for income purposes of approximately $250,000 that may be offset against future taxable income.  The net operating loss carry-forwards expire through the year 2032.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance as follows:

Deferred tax asset	$96,865
Valuation allowance	(96,865)
Net	$-

6.      Related Parties

An affiliate of the Company, an entity owned by the Company’s sole officer, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at December 31, 2011 and 2010 are approximately $117,900 and $19,600, respectively.

The accompanying notes are an integral part of these financial statements

7.      Subsequent Events

We have evaluated subsequent events through the date our financial statements were issued.

Subsequent to December 2011, the Company issued 794,000 shares of its common stock and warrants to purchase up to 794,000 shares of its common stock through a private placement dated October 28, 2011 to several investors for total cash consideration of $397,000.

Subsequent to December 31, 2011, the Company converted the $100,000 deposit to a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 27, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or March 21, 2013.

The accompanying notes are an integral part of these financial statements

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management, including our principle executive officer and principle financial officer, used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management, including our principle executive officer and principle financial officer, has concluded that, as of December 31, 2011, our internal control over financial reporting is effective based on these criteria.

Changes in Internal Control and Financial Reporting

Our management, including our principal executive officer and principal financial officer, has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Continuing Remediation Efforts to address deficiencies in Company’s Internal Control over Financial Reporting

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

1.	Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2012.
2.	We will appoint additional personnel to assist with the preparation of the Company’s monthly financial reporting, including preparation of the monthly bank reconciliations.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Charles J. Scimeca	68	CEO, CFO, President, Treasurer, Secretary, & Director	April 12, 2010

The Board of Directors has no nominating, audit or compensation committee at this time.

Term of Office

Each director is elected by the Board of Directors and serves until his or her successor is elected and qualified, unless he or she resigns or is removed earlier. Each of our officers is elected by the Board of Directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is earlier removed from office or resigns.

Background and Business Experience

The business experience during the past five years of the person presently listed above as an Officer or Director of the Company is as follows:

Charles J. Scimeca – Mr. Scimeca has served as our Chief Executive Officer, Chief Financial Officer, Secretary and sole director since April 2010. Since February 2003, Mr. Scimeca has served as President and Chief Executive Officer of Coast To Coast Equity Group, Inc., which provides consulting services for private companies going public, including investor relations and marketing services. Since January 1998, Mr. Scimeca has served as President and Chief Executive Officer of Coast To Coast Realty Group, Inc., which offers commercial and residential real estate services. Mr. Scimeca is a licensed real estate broker.

Identification of Significant Employees

We have no significant employees, other than Charles J. Scimeca, our President, Chief Executive Officer, and Director.

Family Relationship

We currently do not have any officers or directors of our Company who are related to each other.

Involvement in Certain Legal Proceedings

During the past ten years no director, executive officer, promoter or control person of the Company has been involved in the following:

(1)
A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2)	Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

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

(4)
Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5)
Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6)
Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7)
Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

(8)
Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Audit Committee Financial Expert

The Company does not have an audit committee or an audit committee financial expert (as defined in Item 407 of Regulation S-K) serving on its Board of Directors. All current members of the Board of Directors lack sufficient financial expertise for overseeing financial reporting responsibilities. The Company has not yet employed an audit committee financial expert on its Board due to the inability to attract such a person.

The Company intends to establish an audit committee of the Board of Directors, which will consist of independent directors. The audit committee’s duties will be to recommend to the Company’s Board of Directors the engagement of an independent registered public accounting firm to audit the Company’s financial statements and to review the Company’s accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent registered public accounting firm, including their recommendations to improve the system of accounting and internal controls. The audit committee will at all times be composed exclusively of directors who are, in the opinion of the Company’s Board of Directors, free from any relationship which would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one directors and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2011, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2011, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2011, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our sole officer and director for the fiscal year ended December 31, 2011. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles J. Scimeca (1) President, CEO, CFO, Secretary, Treasurer and Director	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2010	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

(1)
The Company’s sole officer and director currently devotes approximately 35-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Technology Applications International Corporation and the research and development associated with expanding the Company to new markets. Mr. Scimeca is the President, CEO, CFO, Secretary, Treasurer and Director of the Company.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December, 2011.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

Our directors receive no extra compensation for their service on our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 11, 2012, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Charles J. Scimeca 1001 Brickell Bay Drive, Suite 1716 Miami, Fl 33131	Common	104,800,000	89.4%
All Officers and Directors as a Group (1 Person)	Common	104,800,000	89.4%

(1)
The number and percentage of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and the information contained in the footnotes to this table.

(2)	Based on 117,248,000 issued and outstanding shares of common stock as of April 11, 2012.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

 Coast To Coast Equity Group, Inc., a Florida corporation, a related party, has provided loans to the Company in the amount of $202,576 as of September 30, 2011.

Other than the foregoing, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred during the past fiscal year, or in any proposed transaction, which has materially affected or will affect the Company.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

●	Disclosing such transactions in reports where required;

●	Disclosing in any and all filings with the SEC, where required;

●	Obtaining disinterested directors consent; and

●	Obtaining shareholder consent where required.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of Common Stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, Charles J. Scimeca is not an independent director because he is also an executive officer of the Company.

Review, Approval or Ratification of Transactions with Related Persons

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 14. PRINCIPAL ACCOUNTANTING FEES AND SERVICES.

	Year Ended December 31, 2011	Year Ended December 31, 2010
Audit fees	$10,000	$4,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$10,000	$4,500

Audit Fees

During the fiscal years ended December 31, 2011, we incurred approximately $10,000  in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal year ended December 31, 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15. EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing

3.01	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.
3.01(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.

3.02(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
10.01	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of our Annual Report on Form 10-K.
10.02	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of our Current Report on Form 8-K.
10.03	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of our Current Report on Form 8-K.

10.04	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on January 23, 2011.	Filed herewith.
10.05	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed herewith.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 13, 2012

/s/ Charles J. Scimeca
By: Charles J. Scimeca
Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 13, 2012

/s/ Charles J. Scimeca
Charles J. Scimeca - Director