Form 10-Q
period 2012-03-31
Technology Applications International Corp
filed 2012-05-22
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 0-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)

1001 Brickell Bay Drive, Suite 1716
Miami, Florida 33131
(Address of principal executive offices)

(786) 360-3429
(Registrant’s telephone number)

Copy of all Communications to:
Law Office of Andrew Coldicutt
1220 Rosecrans Street, PMB 258
San Diego, CA 92106
Phone: 619-228-4970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 18, 2012, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION*

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Technology Applications International Corporation (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”TAIC,” "our," "us," the "Company," refers to Technology Applications International Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2012 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)	4

Consolidated Statements of Operations (unaudited)	5

Consolidated Statements of Cash Flows (unaudited)	6-7

Notes to the Consolidated Financial Statements (unaudited)	8-12

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(unaudited)

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$217,065	$174,363
Inventories	191,411	-
Other current assets	6,116	4,965

Total current assets	414,592	179,328

Trademarks, net	1,932	1,680

Machinery and equipment, net	16,523	17,543

Total assets	$433,047	$198,551

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$109,500	$10,000
Loan from affiliate	63,389	117,937
Deposit	-	100,000
Other current liabilities	301	430
Total current liabilities	173,190	228,367

Convertible debentures	31,140	-

Total liabilities	204,330	228,367

Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 116,454,000 shares issued and outstanding at
March 31, 2012 and December 31, 2011, respectively.	117,248	116,454
Additional paid in capital	574,080	109,014
Accumulated deficit	(462,611)	(255,284)

Total shareholders' deficit	228,717	(29,816)

Total liabilities and shareholders' deficit	$433,047	$198,551

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statement of Operations
(unaudited)
Three Months Ended March 31, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through March 31, 2012

	For the three month period ended March 31, 2012	For the three month period ended March 31, 2011	Period from October 14, 2009 (inception of development stage) through March 31, 2012

Revenues	$-	$-	$1,500

Cost of revenues	-	-	625

Gross profit	-	-	875

Expenses
General and administrative	207,327	43,348	463,486

Net loss	$(207,327)	$(43,348)	$(462,611)

Loss per share
Basic and diluted	Nil	Nil

Weighted average number of shares
Basic and diluted	117,117,582	3,100,000

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(unaudited)

Three Months Ended March 31, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through March 31, 2012

	For the three month period ended March 31, 2012	For the three month period ended March 31, 2011	Period from October 14, 2009 (inception of development stage) through March 31, 2012
Cash flows from operating activities
Net loss	$(207,327)	$(43,348)	$(462,611)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,043	7	5,174
Change in current assets and current liabilities:
(Increase) in inventory	(191,411)	-	(191,411)
(Increase) in other current assets	(1,151)	-	(6,116)
Increase (Decrease) in accounts payable and accrued expenses	99,500	(2,000)	109,500
Increase (decrease) in other current liabilities	(129)	-	301

Net cash used in operating activities	(299,475)	(45,341)	(545,163)

Cash flows from investing activities
Purchase of equipment	-	(19,564)	(21,654)
Increase in trademarks	(275)	-	(1,975)

Net cash used in investing activities	(275)	(19,564)	(23,629)

Cash flows from financing activities
Loan payable to affiliate	(54,547)	64,905	63,389
Convertible debenture	-	-	100,000
Proceeds from issuance of common stock	397,000	-	622,468

Net cash provided by financing activities	342,453	64,905	785,857

Net change in cash and cash equivalents	42,703	-	217,065

Cash and cash equivalents, beginning balance	174,362	-	-

Cash and cash equivalents, ending balance	$217,065	$-	$217,065

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$100,000		$100,000
Issuance of common stock - shareholder note payable	$-		$101,800
Issuance of common stock for services	$-		$11,318

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)

1.      Nature of Operations and Basis of Presentation

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The accompanying financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

2.      Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	March 31, 2012	December 31, 2011

Packaging materials	$39,911	$0
Finished goods	151,500	0

Total Inventories	$191,411	$0

No reserves for inventory have been deemed necessary at March 31, 2012.

3.     Machinery and Equipment

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

Machinery and equipment, as of March 31, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	March 31, 2012	December 31, 2011

Computer Equipment	3 Years	$4,162	$4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(5,130)	(4,110)

		$16,523	$17,543

Depreciation expense for the three month periods ended March 31, 2012 and 2011 were $1,020 and $7, respectively.

4.      Convertible Debenture

During March 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 27, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or March 21, 2013.

4.      Convertible Debenture (continued)

The Company utilized an option valuation model to calculate the fair value of the warrants granted utilizing the following assumptions:

	March 31, 2012	December 31, 2011
Risk-free interest rate	0.19%	0%
Volatility	250.0%	0%
Dividend Rate	None	0
Life in years	1.0	0

The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for periods corresponding with the expected life of the warrants.  The expected volatility for 2011 was based upon the Company’s peer group in the industry in which it does business because the company did not have historical volatility data for its own stock.  The dividend rate assumption is excluded from the calculation as the Company intends to retain all earnings.  The expected life of the warrants represents management’s best estimate based upon the unknown date which the Company’s common stock shall commence quotation on the OTC Bulletin Board.

The total fair value of warrants at March 31, 2012 and December 31, 2011 was $31,140 and $0.00, respectively.  The Company accreted $1,940 of interest expense for the beneficial conversion feature on the warrants for the period ended March 31, 2012.

5.      Capital Stock

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

During January and February 2012, the Company issued 794,000 shares of its common stock through a private placement for total cash consideration of $397,000.

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

Warrants to purchase up to 1,030,000 shares of common stock have been issued in accordance with the Private Placement Memorandum stated above and are outstanding at March 31, 2012.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

6.      Income Taxes

As of December 31, 2011, the Company had net operating loss carry forwards for income purposes of approximately $454,000 that may be offset against future taxable income.  The net operating loss carry-forwards expire through the year 2033.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance as follows:

Deferred tax asset	$174,000
Valuation allowance	(174,000)
Net	$-

7.      Related Parties

An affiliate of the Company, an entity owned by the Company’s sole officer, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at March 31, 2012 and December 31, 2011 are approximately $63,400 and $117,900, respectively.

8.     Recent Accounting Pronouncements

On January 1, 2012, the Company adopted Accounting Standards Update 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05) which requires presentation of the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements and eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The standard does not change the items that must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

On January 1, 2012, the Company adopted Accounting Standards Update 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure.  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

9.      Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from January 1, 2012 through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	March 31, 2012 $	December 31, 2011 $
Current Assets	414,592	179,328
Current Liabilities	173,190	228,367
Working Capital (Deficit)	241,402	(49,039)

Cash Flows

	March 31, 2012 $	March 31, 2011 $
Cash Flows from (used in) Operating Activities	(299,475)	(45,341)
Cash Flows from (used in) Financing Activities	342,453	64,905
Cash Flows from (used in) Investing Activities	(275)	(19,564)
Net Increase (decrease) in Cash During Period	42,703	-

Operating Revenues

During the period ended March 31, 2012, the Company earned revenues of $0.00 compared with revenues of $0.00 for the period ended March 31, 2011.

Operating Expenses and Net Loss

During the three months ended March 31, 2012, the Company recorded operating expenses of $207,327 compared with operating expenses of $43,348 for the three months ended March 31, 2011. The increase in operating expenses was attributed to the fact that the Company is purchasing inventory and packaging materials for the sale of its skin care products.

Net loss for the three months ended March 31, 2012 was $207,327 compared with a net loss of $43,348 for the three months ended March 31, 2011.

Liquidity and Capital Resources

As at March 31, 2012, the Company had a cash balance and asset total of $433,047 compared with $198,551 of cash and total assets as at December 31, 2011. The increase is related to the fact that new financing was received during the period.

As at March 31, 2012, the Company had total liabilities of $204,330 compared with $228,367 as at December 31, 2011. The decrease in total liabilities was attributed to the convertible debenture obligation that was undertaken during the last period, which increased overall accounts payable and accrued liabilities by $100,000.

The overall working capital deficit decreased from $(49,039) at December 31, 2011 to $241,402 at March 31, 2012.

Cashflow from Operating Activities

During the period ended March 31, 2012, the Company used $299,475 of cash for operating activities compared to the use of $45,341 of cash for operating activities during the period ended March 31, 2011. The increase in the amounts of cash used for operating activities was due to the fact that the Company purchased inventory and packaging materials for the sale of its skin care products.

Cashflow from Investing Activities

During the period ended March 31, 2012 and 2011, the Company used $(275) and $(19,564) for investing activities respectively.

Cashflow from Financing Activities

During the period ended March 31, 2012 and 2011, the Company raised $342,453 and $64,905 from financing activities respectively.

Subsequent Developments

On May 15, 2012, the Company’s Board of Directors approved a salary that commenced January 1, 2012 to the Company’s CEO, Charles J. Scimeca, in the amount of $10,000 (ten thousand) a month or its equivalent in stock, based on the stock’s current offering price to Investors and was approved, accepted, ratified and confirmed in all respects by the Board of Directors.

On May 18, 2012, John Stickler was appointed as a Director and Vice President of the Company; to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

John Stickler – Mr. Stickler has worked as a sales and marketing professional for over nineteen years. His experience is mainly in the corporate management of sales and in the selling of a product. He has consistently achieved high levels of performance either meeting or exceeding sales goals in a variety of business environments throughout his career. Over the past five years Mr. Stickler has been involved in the development of a cosmetic line using N.A.S.A. technology for Renuell, Inc. During that time Mr. Stickler was also a partner in several Real Estate projects in the Washington D.C. and Caribbean regions. The Board believes that in light of Mr. Sticklers past sales experience and level of knowledge with the N.A.S.A. technology that he would be a great addition to the Company.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

During the quarter, the Registrant issued 794,000 shares of its common stock through a private placement dated October 28, 2011 to several investors for total cash consideration of $397,000.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.
3.01(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.

3.02(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
10.01	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of our Annual Report on Form 10-K.
10.02	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of our Current Report on Form 8-K.
10.03	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of our Current Report on Form 8-K.

10.04	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on January 23, 2011.	Filed with the SEC on April 16, 2012 as part of our Annual Report on Form 10-K.
10.05	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of our Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of our Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
Dated: May 21, 2012	/s/ Charles J. Scimeca
CHARLES J. SCIMECA
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: May 21, 2012	/s/ Charles J. Scimeca
By: CHARLES J. SCIMECA Its: Director
Dated: May 21, 2012
/s/ John Stickler
By: JOHN STICKLER Its: Director