Form 10-Q
period 2012-06-30
Technology Applications International Corp
filed 2012-08-20
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934
For the quarterly period ended June 30, 2012

☐.  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 0-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)
1001 Brickell Bay Drive, Suite 1716
Miami, Florida 33131
(Address of principal executive offices)

(786) 360-3429
(Registrant’s telephone number)

Copy of all Communications to:
Law Office of Andrew Coldicutt
1220 Rosecrans Street, PMB 258
San Diego, CA 92106
Phone: 619-228-4970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No .☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes . ☐. No .☐ . (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐.	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes .☐ . No ☒ .

As of August 10, 2012, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2012 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)	5

Consolidated Statements of Operations (unaudited)	6

Consolidated Statements of Cash Flows (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8-12

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)

Current assets
Cash and cash equivalents	$123,219	$174,363
Inventories	191,151	-
Other current assets	7,220	4,965

Total current assets	321,590	179,328

Trademarks, net	1,910	1,680

Machinery and equipment, net	15,502	17,543

Total assets	$339,002	$198,551

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$85,605	$10,000
Advances from affiliate	38,570	117,937
Loan from affiliate	125,000	-
Deposit	-	100,000
Other current liabilities	172	430
Total current liabilities	249,347	228,367

Convertible debentures	48,791	-

Total liabilities	298,138	228,367

Shareholders' equity (deficit)

Preferred stock, par value, $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	-	-

Common stock, par value $0.001 par value, 300,000,000 shares authorized, 117,248,000 and 116,454,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	117,248	116,454
Additional paid in capital	576,020	109,014
Accumulated deficit	(652,404)	(255,284)

Total shareholders' deficit	40,864	(29,816)

Total liabilities and shareholders' deficit	$339,002	$198,551

(See accompanying notes to the condensed consolidated financial statements.)

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Six Months Ended June 30, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through June 30, 2012

					Period from October 14, 2009 (inception of development
	Three Months Ended June 30,		Six Months Ended June 30,		stage) through June 30, 2012
	2012	2011	2012	2011

Revenues	$1,450	$-	$1,450	$-	$2,950

Cost of revenues	321	-	321	-	946

Gross profit	1,129	-	1,129	-	2,004

Expenses
General and administrative	190,922	41,698	398,249	85,046	654,408

Net loss	$(189,793)	$(41,698)	$(397,120)	$(85,046)	$(652,404)

Loss per share
Basic and diluted	Nil	Nil	Nil	Nil

Weighted average number of shares
Basic and diluted	117,248,000	3,100,000	117,182,791	3,100,000

(See accompanying notes to the condensed consolidated financial statements.)

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through June 30, 2012

	For the six month period ended June 30,		Period from October 14, 2009 (inception of development stage) through June
	2012	2011	30, 2012
Cash flows from operating activities
Net loss	$(397,120)	$(85,046)	$(652,404)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	2,086	15	6,216
Shares issued for services rendered	-	-	11,318
Change in current assets and current liabilities
(Increase) in inventory	(191,151)	-	(191,151)
(Increase) in other current assets	(2,255)	-	(7,220)
Increase (Decrease) in accounts payable and	75,605	875	85,605
accrued expenses
Increase (decrease) in other current liabilities	(258)	-	172

Net cash used in operating activities	(493,502)	(84,156)	(727,873)

Cash flows from investing activities
Purchase of equipment	-	(19,565)	(21,653)
Increase in trademarks	(275)	-	(1,975)

Net cash used in investing activities	(275)	(19,565)	(23,628)

Cash flows from financing activities
Advances from affiliate	(79,367)	103,721	140,370
Loan from affiliate	125,000	-	125,000
Convertible debenture	-	-	100,000
Imputed interest on beneficial conversion feature of warrants attached to convertible debenture	19,591	-	19,591
Proceeds from issuance of common stock	397,000	-	509,350

Net cash provided by financing activities	442,633	103,721	874,720

Net change in cash and cash equivalents	(51,144)	-	123,219

Cash and cash equivalents, beginning balance	174,363	-	-

Cash and cash equivalents, ending balance	$123,219	$-	$123,219

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$100,000	$-	$100,000
Issuance of common stock - shareholder note payable	$-	$-	$101,800
Issuance of common stock for services	$-	$-	$11,318

(See accompanying notes to the condensed consolidated financial statements.)

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

	June 30, 2012	December 31, 2011

Packaging materials	$39,911	$0
Finished goods	151,240	0

Total Inventories	$191,151	$0

No reserves for inventory have been deemed necessary at June 30, 2012.

3.     Machinery and Equipment

Machinery and equipment are recorded at cost.  Expenditures for maintenance and repairs are charged to earnings as incurred whereas additions, renewals and betterments are capitalized.  When machinery and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations.  Depreciation of machinery and equipment is provided using the straight-line method over the assets estimated useful lives of approximately 3 to 7 years.  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.

Machinery and equipment, as of June 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	June 30, 2012	December 31, 2011

Computer Equipment	3 Years	$4,162	$4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(6,151)	(4,110)

		$15,502	$17,543

Depreciation expense for the six month periods ended June 30, 2012 and 2011 were $2,041 and $15, respectively.  Depreciation expense for the three month periods ended June 30, 2012 and 2011 were $1,021 and $8, respectively.

4.      Loan from Affiliate

	June 30, 2012	December 31, 2011
Loan from affiliate bearing interest at 10.0% per annum, payable upon demand.	$125,000	$--

5.      Convertible Debenture

During March 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable on or before March 27, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or March 21, 2013.

The Company utilized an option valuation model to calculate the fair value of the warrants granted utilizing the following assumptions:

Risk-free interest rate	0.19%
Volatility	250.0%
Dividend Rate	None
Life in years	1.0

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

The total fair value of warrants at June 30, 2012 and December 31, 2011 was $70,800 and $0.00, respectively.  The Company accreted $19,591 and $17,651 of interest expense for the beneficial conversion feature on the warrants for the six and three month periods ended June 30, 2012.

6.      Capital Stock

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

Warrants to purchase up to 1,030,000 shares of common stock have been issued in accordance with the Private Placement Memorandum stated above and are outstanding at June 30, 2012.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

7.      Income Taxes

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

8.      Related Parties

An affiliate of the Company, an entity owned by the Company’s President, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at June 30, 2012 and December 31, 2011 are approximately $163,500 and $117,900, respectively.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s President, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the three and six months ended June 30, 2012, the Company recorded expense of $5,186 and $8,675, respectively.  At June 30, 2012, the Company owes the affiliate $1,729 which is carried as a component of accrued expenses.  No amounts were expensed during 2011 nor due at December 31, 2011.

The Company entered into a loan agreement with an affiliate, an entity owned by the Company’s President.  Refer to Note 4.

9.     Recent Accounting Pronouncements

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

On January 1, 2012, the Company adopted Accounting Standards Update 2011-04 Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU No. 2011-04”).  In May 2011, the FASB issued an amendment to the accounting guidance for fair value measurement and disclosure.  ASU No. 2011-04 provides a uniform framework for fair value measurements and related disclosures between GAAP and International Financial Reporting Standards (“IFRS”) and requires additional disclosures, including: (i) quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs, for Level 3 fair value measurements; (ii) fair value of financial instruments not measured at fair value but for which disclosure of fair value is required, based on their levels in the fair value hierarchy; and (iii) transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU No. 2011-04 is effective for interim and annual periods beginning on or after December 15, 2011.  The adoption of this update on January 1, 2012 is not expected to have a material impact on the Company’s condensed consolidated financial statements.                                                                               .

10.           Subsequent Events

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2012 $	December 31, 2011 $
Current Assets	321,590	179,328
Current Liabilities	249,347	228,367
Working Capital (Deficit)	72,243	(49,039)

Cash Flows

	June 30, 2012 $	June 30, 2011 $
Cash Flows from (used in) Operating Activities	(513,093)	(84,156)
Cash Flows from (used in) Financing Activities	462,224	103,721
Cash Flows from (used in) Investing Activities	(275)	(19,565)
Net Increase (decrease) in Cash During Period	(51,144)	-

Results for the Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

Operating Revenues

The Company’s revenues for the three months ended June 30, 2012 and June 30, 2011 were $1,450 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended June 30, 2012 and June 30, 2011 were $321 and $0, respectively.

Gross Profit

The Company’s gross profit for the three months ended June 30, 2012 and June 30, 2011 was $1,129 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 and June 30, 2011 were $190,922 and $41,698, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Net Loss

Net loss for the three months ended June 30, 2012 was $(189,793) compared with a net loss of $(41,698) for the three months ended June 30, 2011.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Operating Revenues

The Company’s revenues for the six months ended June 30, 2012 and June 30, 2011 were $1,450 and $0, respectively.

Cost of Revenues

The Company’s cost of revenues for the six months ended June 30, 2012 and June 30, 2011 were $321 and $0, respectively.

Gross Profit

The Company’s gross profit for the six months ended June 30, 2012 and June 30, 2011 was $1,129 and $0, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 and June 30, 2011 were $398,249 and $85,046, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for being a public company.

Net Loss

Net loss for the six months ended June 30, 2012 was $(397,120) compared with a net loss of $(85,046) for the six months ended June 30, 2011.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from October 14, 2009 (inception of development stage) Through June 30, 2012

Operating Revenues

The Company’s revenues for the period from October 14, 2009 (inception of development stage) through June 30, 2012 were $2,950.

Cost of Revenues

The Company’s cost of revenues for the period from October 14, 2009 (inception of development stage) through June 30, 2012 were $946.

Gross Profit

The Company’s gross profit for the period from October 14, 2009 (inception of development stage) through June 30, 2012 was $2,004.

General and Administrative Expenses

General and administrative expenses for the period from October 14, 2009 (inception of development stage) through June 30, 2012 were $654,408.  General and administrative expenses consist primarily of consulting fees, officer compensation, interest expense and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from October 14, 2009 (inception of development stage) through June 30, 2012 was $(652,404).

Liquidity and Capital Resources

As at June 30, 2012, the Company had a cash balance and asset total of $123,219 and $339,002, respectively, compared with $174,363 and $198,551 of cash and total assets, respectively, as at December 31, 2011. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As at June 30, 2012, the Company had total liabilities of $298,138 compared with $228,367 as at December 31, 2011. The increase in total liabilities was attributed to the issuance of a note payable in the amount of $125,000 and an increase in accrued salaries of $60,000.  These were, however, slightly offset by a repayment of certain advances from an affiliate in the amount of approximately $79,000.

The overall working capital decreased from $241,402 at December 31, 2011 to $72,243 at June 30, 2012.

Cashflow from Operating Activities

During the six months ended June 30, 2012, cash used in operating activities was $(513,093) compared to $(84,156) for the six months ended June 30, 2011. The increase in the amounts of cash used for operating activities was primarily due to the purchase of inventory and packaging materials for the sale of its skin care products.

Cashflow from Investing Activities

During the six months ended June 30, 2012 cash used in investing activities was $(275) compared to $(19,565) for the six months ended June 30, 2011.

Cashflow from Financing Activities

During the six months ended June 30, 2012, cash provided by financing activity was $462,224 for the six months ended June 30, 2012 compared to $103,721 for the six months ended June 30, 2011.  The increase in cash provided by financing activities is due to the Company’s sale of common stock during February and March, 2012 netting approximately $416,000 as well as receiving a $125,000 loan from an affiliate on June 24, 2012.

Quarterly Developments

On May 15, 2012, the Company’s Board of Directors approved a salary that commenced January 1, 2012 to the Company’s CEO, Charles J. Scimeca, in the amount of $10,000 (ten thousand) a month or its equivalent in stock, based on the stock’s current offering price to Investors and was approved, accepted, ratified and confirmed in all respects by the Board of Directors.

On May 16, 2012, the Company’s Board of Directors approved a salary that commenced May 16, 2012 to the Company’s Vice President, John Stickler, in the amount of $5,000 (five thousand) per month and was approved, accepted, ratified and confirmed in all respects by the Board of Directors.

On May 16, 2012, John Stickler was appointed as a Director and Vice President of the Company; to serve until the next annual meeting of the shareholders and/or until his successor is duly appointed.

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

On June 24, 2012, the Company executed an Unsecured Promissory Note (the “Coast Equity Note”) to Coast to Coast  Equity Group, Inc.,Inc. (‘Coast to Coast”).  Under the terms of the Coast Equity Note, the Company borrowed a total of $125,000 from Coast to Coast, which accrues interest at a rate of 10% (ten percent) per annum.  Principal and accrued interest is payable upon demand.  The Coast Equity Note also contains customary events of default.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.Quarterly Issuances:

During the quarter, we did not issue any unregistered securities other than as previously disclosed.

2. Subsequent Issuances:

Subsequent to the quarter, we did not issue any unregistered securities other than as previously disclosed.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.
3.01(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.

3.02(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
10.01	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of our Annual Report on Form 10-K.
10.02	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of our Current Report on Form 8-K.
10.03	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of our Current Report on Form 8-K.

10.04	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on January 23, 2011.	Filed with the SEC on April 16, 2012 as part of our Annual Report on Form 10-K.
10.05	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of our Current Report on Form 8-K.
10.06	Promissory Note between the Company and Coast to Coast Equity Group, Inc., Inc., dated June 25, 2012	Filed herewith.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of our Annual Report on Form 10-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
Dated: August 10, 2012	/s/ Charles J. Scimeca
CHARLES J. SCIMECA
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 10, 2012	/s/ Charles J. Scimeca
By: CHARLES J. SCIMECA
Its: Director
Dated: August 10, 2012
/s/ John Stickler
By: JOHN STICKLER
Its: Director