Form 10-Q
period 2012-09-30
Technology Applications International Corp
filed 2012-11-19
CIK 1481427

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF   1934

For the quarterly period ended September 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number 0-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)

18851 N.E. 29th Avenue, Suite 700, Adventura, Florida 33180
(Address of principal executive offices)

(786) 787-0402
(Registrant’s telephone number)

1001 Brickell Bay Drive, Suite 1716, Miami, Florida 33131
(Former name, former address, and former fiscal year, if changed since last report)

Copy of all Communications to:
Law Office of Andrew Coldicutt
1220 Rosecrans Street, PMB 258
San Diego, CA 92106
Phone: 619-228-4970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No .☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	. (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ . No ☒

As of November 19, 2012, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

Explanatory Note: Relying on the Securities and Exchange Commission’s Order (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), Technology Applications International Corporation (the “Company”) is filing this Form 10-Q for the three and nine months ended September 30, 2012 (the “Report”) five days after the filing deadline. As a result of Hurricane Sandy, the Company’s key accounting consultant had no electricity and a limited ability to communicate with the Company’s management for an extended period of time which hindered the Company’s ability to file the Report on a timely basis.

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION
(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2012 (unaudited)

Financial Statement Index

Consolidated Balance Sheets (unaudited)	5
Consolidated Statements of Operations (unaudited)	6
Consolidated Statements of Cash Flows (unaudited)	7
Notes to the Consolidated Financial Statements (unaudited)	8

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$113,326	$174,363
Accounts receivable	198	-
Inventories	190,324	-
Other current assets	5,155	4,965
Total current assets	309,003	179,328
Trademarks, net	2,075	1,680
Machinery and equipment, net	14,482	17,543
Total assets	$325,560	$198,551
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued expenses	$144,620	$10,000
Advances from affiliate	27,487	117,937
Loan from affiliate	109,000	-
Deposit	-	100,000
Other current liabilities	43	430
Total current liabilities	281,150	228,367
Convertible debentures	98,581	-
Total liabilities	379,731	228,367
Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 116,454,000 shares issued and outstanding at
September 30, 2012 and December 31, 2011, respectively.	117,248	116,454
Additional paid in capital	645,020	109,014
Accumulated deficit	(816,439)	(255,284)
Total shareholders' deficit	(54,171)	(29,816)
Total liabilities and shareholders' deficit	$325,560	$198,551

See accompanying notes to the condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three and Nine Months Ended September 30, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through September 30, 2012

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 14, 2009 (inception of development stage) through September 30, 2012
	2012	2011	2012	2011

Revenues	$1,837	$1,200	$3,287	$1,200	$4,787
Cost of revenues	827	500	1,148	500	1,773
Gross profit	1,010	700	2,139	700	3,014
Expenses
General and administrative	165,045	67,933	563,294	152,979	819,453
Net loss	$(164,035)	$(67,233)	$(561,155)	$(152,279)	$(816,439)
Loss per share
Basic and diluted	Nil	$(0.02)	Nil	$(0.05)
Weighted average number of shares
Basic and diluted	117,248,000	3,100,000	117,204,686	3,100,000

See accompanying notes to the condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2012 and 2011 and Period from October 14, 2009
(Inception of Development Stage) through September 30, 2012

			Period from October
			14, 2009 (inception of
			development stage)
	For the nine month period ended September 30,		through September 30,
	2012	2011	2012
Cash flows from operating activities
Net loss	$(561,155)	$(152,279)	$(816,439)
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	3,136	22	7,266
Shares issued for services rendered	-	-	11,318
Imputed interest on beneficial conversion feature of warrants attached to convertible debenture.	38,382	-	38,382
Change in current assets and current liabilities:
(Increase) in accounts receivable	(198)	-	(198)
(Increase) in inventory	(190,324)	(9,500)	(190,324)
(Increase) in other current assets	(190)	-	(5,155)
Increase (Decrease) in accounts payable and accrued expenses	134,620	(500)	144,620
Increase (decrease) in other current liabilities	(387)	-	43
Net cash used in operating activities	(576,116)	(162,257)	(810,487)
Cash flows from investing activities
Purchase of equipment	-	(19,565)	(21,653)
Increase in trademarks	(470)	-	(2,170)
Net cash used in investing activities	(470)	(19,565)	(23,823)
Cash flows from financing activities
Advances from affiliate	(90,450)	183,002	129,287
Loan from affiliate	125,000	-	125,000
Repayment of loan from affiliate	(16,000)	-	(16,000)
Convertible debenture	31,944	-	131,944
Proceeds from issuance of common stock	465,055	-	577,405
Net cash provided by financing activities	515,549	183,002	947,636
Net change in cash and cash equivalents	(61,037)	1,180	113,326
Cash and cash equivalents, beginning balance	174,363	-	-
Cash and cash equivalents, ending balance	$113,326	$1,180	$113,326
Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$100,000	$-	$100,000
Issuance of common stock - shareholder note payable	$-	$-	$101,800
Issuance of common stock for services	$-	$-	$11,318

See accompanying notes to the condensed consolidated financial statements

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012.

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

	September 30, 2012	December 31, 2011
Packaging materials	$39,911	$0
Finished goods	150,413	0

Total Inventories	$190,324	$0

No reserves for inventory have been deemed necessary at September 30, 2012.

3.      Major Customers

Three and two customers accounted for 54% and 71% of total sales for the nine and three months ended September 30, 2012, respectively.  No customers accounted for greater than 10% of total sales for the same periods of 2011.

4.     Machinery and Equipment

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

Machinery and equipment, as of September 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful Lives	September 30, 2012	December 31, 2011
Computer Equipment	3 Years	$4,162	$4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(7,171)	(4,110)

		$14,482	$17,543

Depreciation expense for the nine month periods ended September 30, 2012 and 2011 were $3,061 and $22, respectively.  Depreciation expense for the three month periods ended September 30, 2012 and 2011 were $1,020 and $7, respectively.

5.      Loan from Affiliate

	September 30, 2012	December 31, 2011
Loan from affiliate bearing interest at 10.0% per annum, payable upon demand.	$109,000	$--

6.Convertible Debenture

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

On September 26, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 21, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or September 26, 2013.

The Company utilized an option valuation model to calculate the fair value of the warrants granted utilizing the following assumptions:

Risk-free interest rate	0.17% - 0.19%
Volatility	243.0% - 250.0%
Dividend Rate	None
Life in years	1.0

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

The total fair value of warrants at September 30, 2012 and December 31, 2011 was $139,800 and $0.00, respectively.  The Company accreted $38,382 and $18,791 of interest expense for the beneficial conversion feature on the warrants for the nine and three month periods ended September 30, 2012.

7.      Capital Stock

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

Warrants to purchase up to 1,030,000 shares of common stock have been issued in accordance with the Private Placement Memorandum stated above and are outstanding at September 30, 2012.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

8.      Income Taxes

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

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance as follows:

Deferred tax asset	$309,000
Valuation allowance	(309,000)
Net	$-

9.      Related Parties

An affiliate of the Company, an entity owned by the Company’s President, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These advances bear no interest and are payable on demand.  Amounts due to the affiliate, including advances and loans, at September 30, 2012 and December 31, 2011 are approximately $136,500 and $117,900, respectively.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s President, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the three and nine months ended September 30, 2012, the Company recorded expense of $1,729 and $10,404, respectively.  No amounts were expensed during 2011 nor due at December 31, 2011.

The Company entered into a loan agreement with an affiliate, an entity owned by the Company’s President.  Refer to Note 4.

10.     Recent Accounting Pronouncements

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

11.      Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from October 1, 2012 through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

RESULTS OF OPERATIONS

Working Capital
	September 30, 2012 $	December 31, 2011 $
Current Assets	309,003	179,328
Current Liabilities	281,150	228,367
Working Capital (Deficit)	27,853	(49,039)

Cash Flows

	September 30, 2012	September 30, 2011
	$	$
Cash Flows from (used in) Operating Activities	(576,116)	(162,257)
Cash Flows from (used in) Financing Activities	(470)	(19,565)
Cash Flows from (used in) Investing Activities	515,549	183,002
Net Increase (decrease) in Cash During Period	(61,037)	1,180

Results for the Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

Operating Revenues

The Company’s revenues for the three months ended September 30, 2012 and September 30, 2011 were $1,827 and $1,200, respectively.

Cost of Revenues

The Company’s cost of revenues for the three months ended September 30, 2012 and September 30, 2011 were $827 and $500, respectively.

Gross Profit

The Company’s gross profit for the three months ended September 30, 2012 and September 30, 2011 was $1,010 and $700, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 and September 30, 2011 were $165,045 and $67,933, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for normal operations.

Net Loss

Net loss for the three months ended September 30, 2012 was $(164,035) compared with a net loss of $(67,233) for the three months ended September 30, 2011.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Operating Revenues

The Company’s revenues for the nine months ended September 30, 2012 and September 30, 2011 were $3,287 and $1,200, respectively.

Cost of Revenues

The Company’s cost of revenues for the nine months ended September 30, 2012 and September 30, 2011 were $1,148 and $500, respectively.

Gross Profit

The Company’s gross profit for the nine months ended September 30, 2012 and September 30, 2011 was $2,139 and $700, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 and September 30, 2011 were $563,294 and $152,979, respectively.  General and administrative expenses consisted primarily of consulting fees, officer compensation, interest expense and professional fees.  The increase was primarily attributable to an increase in officer compensation and consulting fees appropriate for normal operations.

Net Loss

Net loss for the nine months ended September 30, 2012 was $(561,155) compared with a net loss of $(152,979) for the nine months ended September 30, 2011.  The increased loss is due to normal operating expenses but with minimal sales.

Results for the Period from October 14, 2009 (inception of development stage) Through September30, 2012

Operating Revenues

The Company’s revenues for the period from October 14, 2009 (inception of development stage) through September 30, 2012 were $4,787.

Cost of Revenues

The Company’s cost of revenues for the period from October 14, 2009 (inception of development stage) through September 30, 2012 were $1,773.

Gross Profit

The Company’s gross profit for the period from October 14, 2009 (inception of development stage) through September 30, 2012 was $3,014.

General and Administrative Expenses

General and administrative expenses for the period from October 14, 2009 (inception of development stage) through September 30, 2012 were $819,453.  General and administrative expenses consist primarily of consulting fees, officer compensation, interest expense and professional fees appropriate for being a public company.

Net Loss

Net loss for the period from October 14, 2009 (inception of development stage) through September 30, 2012 was $(816,439).

Liquidity and Capital Resources

As at September 30, 2012, the Company had a cash balance and asset total of $113,326 and $325,560, respectively, compared with $174,363 and $198,551 of cash and total assets, respectively, as at December 31, 2011. The decrease in cash was due to normal operating activities whereas the increase in total assets was due to the purchase of inventory for operations.

As at September 30, 2012, the Company had total liabilities of $379,731 compared with $228,367 as at December 31, 2011. The increase in total liabilities was attributed to the issuance of a note payable in the amount of $125,000, an increase in accrued salaries of $90,000 and the issuance of two convertible debentures for $100,000 each.  These were, however, slightly offset by repayments of certain advances from an affiliate and the note payable in the amount of approximately $90,000 and $16,000, respectively.

The overall working capital increased from $49,039 deficit at December 31, 2011 to $27,853 at September 30, 2012.

Cashflow from Operating Activities

During the nine months ended September 30, 2012, cash used in operating activities was $(576,116) compared to $(162,257) for the nine months ended September 30, 2011. The increase in the amounts of cash used for operating activities was primarily due to the purchase of inventory and packaging materials for the sale of its skin care products, an increase in accrued salaries and the net loss.

Cashflow from Investing Activities

During the nine months ended September 30, 2012 cash used in investing activities was $(470) compared to $(19,565) for the nine months ended September 30, 2011.

Cashflow from Financing Activities

During the nine months ended September 30, 2012, cash provided by financing activity was $515,549 compared to $183,002 for the nine months ended September 30, 2011.  The increase in cash provided by financing activities is due to the Company’s sale of common stock during February and March, 2012 netting approximately $416,000, receiving a $125,000 loan from an affiliate on June 24, 2012 and the issuance of a convertible debenture of $100,000 in September 2012.

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

Based on this evaluation, our principal executive and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2012.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

On September 26, 2012, the Company executed a Convertible Debenture (the “Case Debenture”) to Shane Case (“Mr. Case”). Under the terms of the Case Debenture, the Company has borrowed a total of $100,000 from Mr. Case, which accrues interest at an annual rate of 5% and is due on demand from Mr. Case. The Case Debenture also contains customary events of default.

Due to Superstorm Sandy our senior audit manager was unable to get our unaudited financials to our auditor in time for them to review, approve, XBRL and Edgarize by the November 14, 2012 filing deadline. Therefore we have exercised the extension granted by the SEC until November 20, 2012 under Sections 17A and Section 36 of the Securities Exchange Act of 1934 and SEC release # 68224.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.
3.01(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
3.02	Bylaws	Filed with the SEC on January 19, 2010 as part of our Registration of Securities on Form 10-12G.

3.02(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of our Current Report on Form 8-K.
10.01	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of our Annual Report on Form 10-K.
10.02	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of our Current Report on Form 8-K.
10.03	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of our Current Report on Form 8-K.

10.04	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of our Current Report on Form 8-K.
10.05	Promissory Note between the Company and Coast to Coast Equity Group, Inc., Inc., dated June 25, 2012	Filed with the SEC on August 20, 2012 as part of our Quarterly Report on Form 10-Q.
10.06	Convertible Debenture between the Company and Shane Case, dated September 26, 2012	Filed herewith.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of our Annual Report on Form 10-K.

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: November 19, 2012	/s/ Charles J. Scimeca
CHARLES J. SCIMECA
Its: President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: November 19, 2012	/s/ Charles J. Scimeca
By: CHARLES J. SCIMECA
Its: Director
Dated: November 19, 2012
/s/ John Stickler
By: JOHN STICKLER
Its: Director