Form 10-K
period 2012-12-31
Technology Applications International Corp
filed 2013-04-16
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the Fiscal Year Ended December 31, 2012

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to ________

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Florida	0-53698	27-1116025
(State or other jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)
18851 N.E. 29th Avenue, Suite 700, Adventura, Florida, 33180 (Address of principal executive offices)

(786) 787-0402 (Registrant’s Telephone Number)

Copy of all Communications to: Law Office of Andrew Coldicutt 1220 Rosecrans Street, PMB 258 San Diego, CA 92106 Phone: 619-228-4970

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [   ].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ](Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of April 16, 2013, there were 117,263,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

•

The availability and adequacy of our cash flow to meet our requirements;

•

Economic, competitive, demographic, business and other conditions in our local and regional markets;

•

Changes or developments in laws, regulations or taxes in our industry;

•

Actions taken or omitted to be taken by third parties including our suppliers and competitors, as well as legislative, regulatory, judicial and other governmental authorities;

•

Competition in our industry;

•

The loss of or failure to obtain any license or permit necessary or desirable in the operation of our business;

•

Changes in our business strategy, capital improvements or development plans;

•

The availability of additional capital to support capital improvements and development; and

•

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

PART I

ITEM 1. BUSINESS

Corporate History

The Company was incorporated as Raj Ventures, Inc., in the State of Florida on October 14, 2009, to effect a merger, exchange of capital stock, asset acquisition or other similar business combination, including being used as a vehicle for a reverse merger acquisition with an operating or development stage business which desired to utilize its status as a reporting corporation under the Exchange Act.

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

On April 12, 2011, the Company filed Amended and Restated Articles of Incorporation of the Company with the Secretary of State of Florida and changed the corporate name from “Raj Ventures, Inc.” to “Technology Applications International Corporation”. The Company also increased the authorized capital from 100 million shares of common stock to 350 million shares of capital stock, of which 300 million shares are common stock, par value $.001 per share, and 50 million shares are preferred stock, par value $.001 per share (“Preferred Stock”). The Company also adopted Amended and Restated Bylaws of the Company on the same date.

On April 12, 2011, the Company launched its new business NueEarth, Inc., which is a wholly-owned subsidiary of TAIC with the plan to develop, build and sell environmental solutions for the treatment of municipal and industrial wastewater and sludge, as well as cosmetic cross-linking, medical waste disinfecting and many other possible applications. The Company owns and intends to operate the mobile electron beam particle accelerator unit installed in a semi-tractor trailer, which it plans to use for the commencement of operations and making sales presentations to prospective customers throughout the United States, and to other countries.

On August 9, 2011, the Company founded its wholly-owned subsidiary Renuéll Int’l, Inc., that distributes markets and sells a line of molecularly enhanced skin cream products, under the brand name Renuéll.  On December, 29, 2011, and amended on January 23, 2012, May 7, 2012, and December 13, 2012, the Company entered into a distribution agreement with Regenetech, Inc., whereby, Renuéll shall act as a distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed and patented by the National Aeronautics and Space Administration (“NASA”) and Regenetech, Inc., then manufactured and sold by Regenetech.

The Company has commenced business operations and generated minimal revenues. The Company has a specific business plan and is seeking the funds to execute its business plan. The Company does not consider itself to be a blank check company as defined in Rule 419 of Regulation C of the Securities Act of 1933.  It is aggressively pursuing its business plan given the current financial status of the Company and the fact that the Board of Directors is active and supportive of the plan. The Company was acquired for the purpose of executing a specific business plan developed by its founder, Charles J. Scimeca, as set forth in the prospectus.  The Company is moving forward with development as defined in its business development objectives.  Based upon the above, the Company believes it is not within the scope of Rule 419.

The 12-month budget is based on minimum operations which will be completely funded by the $3,000,000 the Company intends to raise through this offering.  The Company estimates increased sales to begin within 6 months after the completion of this offering. Because its business is customer-driven, its revenue requirements will be reviewed and adjusted based on sales.  The costs associated with operating as a public company are included in its budget.  Management will be responsible for the preparation of much of the required documents to keep the costs to a minimum.  The Company cannot however guarantee that it will have sales and the amount raised in this offering may not be enough to meet the operating expenditures of the Company.  Management has agreed, but has not made any formal commitment to advance to the Company money to fund limited operations over the next twelve months.

The Company has been issued an opinion by the Company’s auditors that raised substantial doubt about its ability to continue as a going concern based on its current financial position.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares; however, there has been no formal commitment by management or directors to make any loans to the Company, and any additional issuance of common stock will result in a significant dilution in the equity interests of our shareholders.

The Company

The Company is engaged in the distribution, marketing and sale of skin care products, as well as the marketing and sale of environment management solutions. It is focused on distributing a cosmetic line produced by Regenetech, under our own brand name, further developing and manufacturing our own line of technologically advanced skin care products and is planning on developing the e-beam technology for uses in the cosmetic industry. The Company also provides environmental management solutions that use electron particle accelerator technology. The Company maintains a website at www.tapplic.com in order to help provide more information to its potential customers. The company structure is set forth in the following chart:

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION a Florida Corporation

Renuéll Int’l, Inc. a Florida Corporation (100% owned subsidiary)	NueEarth, Inc. a Florida Corporation (100% owned subsidiary)

Corporate Strategy

The Company’s business strategy is aimed at building value through positioning each of the operating subsidiaries as a niche provider of technologically advanced products or services within its specific area of operation. The Company anticipates updating and refining the business strategy as new opportunities present themselves. In general, the component functions of the business model are to:

•	incrementally invest, market, and refine the acquired technology;

•	concentrate initial sales efforts on focused market entry opportunities; and

•	increase sales to a level that establishes market acceptance, as determined by the Company’s management.

Products

Renuéll Int’l, Inc.

Through Renuéll Int’l, Inc., the Company is currently distributing a line of technologically advanced skin care products, produced and developed by Regenetech, Inc.; in the future the Company will develop its own line of advanced skin care products. On July 27, 2011, it commenced providing to the marketplace its first product, the Renuéll™ skin cream, and had generated revenues in the amount of $9,479 as of December 31, 2012. The Renuéll™

skin cream product is a high quality cosmetic product that uses 3 dimensional biomolecules created in simulated microgravity that is formulated with a branded compound which is a breakthrough facial repair cream that allows skin cell expansion, and is enhanced using National Aeronautics and Space Administration (“N.A.S.A.”) technology to create a skin care product that promotes the appearance of age defying skin.  Renuèll and Regenetech are recognized by the Space Foundation for their use of products and processes designed by the space industry.

The Space Foundation is an international nonprofit organization and the foremost advocate for all sectors of the space industry - civil, commercial, national security, new space entrepreneurship, and finance. A leader in space awareness activities, major industry events, and educational enterprises, the Space Foundation is based in Colorado Springs, Colo., has an office in Washington, D.C., and has a field office in Houston, Texas. The Space Foundation employs a variety of programs and initiatives that educate and raise awareness about the importance and impact of the space industry.

In order for a company to be certified by the Space Foundation it must be a product or service that directly results from Space technology or space program development such that the product exists because of advances in space technology. Examples of certified space technologies include Fisher Space Pens, GPS, and Tempur-Pedic foam mattresses.  Recently Regenetech, the manufacturer of the product we distribute was inducted into the Space Foundation’s Space Technology Hall of Fame.  The Space Foundation has also officially certified Renuéll as a Certified product that is produced using Regenetech’s technology.

Neither the Food and Drug Administration (“FDA”) nor any other regulatory authority or similar regulator has approved the Renuéll™ skin cream product.

On December 29, 2011, and then Amended on January 23, 2012, May 7, 2012 and December 13, 2012, the Company, through its wholly-owned subsidiary, Renuéll Int’l Inc., a Florida corporation (“Renuéll”) entered into that certain distribution agreement (the “Distribution Agreement”) with Regenetech, Inc., a Texas corporation (“RGT”), see section “Distribution Agreement” for further details of the agreement. Pursuant to the terms and conditions of the Distribution Agreement, Renuéll shall act as an exclusive distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed, manufactured and sold by RGT.

The rotatable perfused time varying electromagnetic force bioreactor is operated by the National Aeronautics and Space Administration. In use, the rotatable perfused time varying electromagnetic force bioreactor supplies a time varying electromagnetic force to the rotatable perfusable culture chamber of the rotatable perfused time varying electromagnetic force bioreactor to expand cells contained therein.  Lab-grown cell cultures tend to be small, flat and two-dimensional, unlike normal tissues in the body. However, tissues grown in the bioreactor are larger and three-dimensional, with structural and chemical characteristics similar to normal tissue. The bioreactor has no internal moving parts, which minimizes forces that might damage the delicate cell cultures.

Cells cultured on Earth (left) typically settle quickly on the bottom of culture vessels due to gravity. In microgravity (right), cells remain suspended and aggregate to form three-dimensional tissue. The NASA patented Bioreactor provides a low turbulence culture environment which promotes the formation of large, three-dimensional cell clusters. The bioreactor is rotated to provide gentle mixing of fresh and spent nutrient without inducing shear forces that would damage the cells. Due to their high level of cellular organization and specialization, samples constructed in the bioreactor more closely resemble the original tissue found in the body.

These expanded cells when placed on the skin in cream form help repair, hydrate and expand the cells in the skin, thereby, giving a rejuvenated and fresher appearance to a person’s skin. Regenetech has licensed the patented process from N.A.S.A; Regenetech and Renuéll are the only cosmetic companies that use this process and to be endorsed by the Space Foundation.

NueEarth, Inc.

Through NueEarth, Inc., the Company plans to develop, build and sell environmental solutions for the treatment of drinking water, municipal and industrial wastewater, sludge and produced water from oil and gas fracturing activities utilizing an electron particle accelerator technology combined with conventional methods. The e-beam works by using an electron beam particle accelerator unit that creates high energy electrons which produce free radicals in the waste water leading to decomposition of organic compounds (pollutants). We plan to develop various applications to use e beam technology for removal of pollutants from wastewater, drinking water, municipal sludge and fracking liquids.

The e-beam has the dual ability to also enhance cosmetic products and has the capacity to eliminate organic compounds present in water from parts per million concentrations to non-detectable concentrations in most cases. The Company owns and operates a mobile e-beam unit installed on a trailer that can be attached to a semi-truck, which it intends to use for the commencement of operations and making sales presentations and focusing on pilot opportunities with prospective customers.

Distribution Agreement

On December 29, 2011, Renuéll Int’l, Inc. entered into a Distribution Agreement (the “Distribution Agreement”) with Regenetech, Inc., a Texas corporation, pursuant to which Renuéll will act as a distributor and marketer of Regenetech’s cosmetic products. The Distribution Agreement was first amended on January 23, 2012 to more clearly define section 9.2, that Regentech makes no warranty as to materials provided to them by Renuéll.  On May 7, 2012 the Company reached a second amendment to the Distribution Agreement; whereby, Regenetech gave permission to Renuell to use Regenetech’s Lab Report findings. The Distribution Agreement was amended a third time on December 13, 2012 (the “Third Amendment”), amends the Terms, Territories, Exhibit A and Exhibit B sections of the Distribution Agreement. The Third Amendment provides a worldwide exclusivity to Renuéll of the Regenetech cosmetic products, for an initial period of five (5) years and two (2) five (5) year extensions that are predicated on meeting quota requirements. The Third Amendment also requires a deposit of $50,000 to be made by the Company. The Distribution Agreement contains quota requirements that Renuéll must meet in order to retain the worldwide exclusivity, territory and extensions to the contract.  The Company has paid the $50,000 deposit that is required by the Third Amendment.

Terms

At the execution of the Third Amendment, Renuéll shall now have a worldwide exclusive contract for an initial period of five (5) years and two (2) five (5) year possible extensions that are available upon meeting Exhibit B quota requirements. Renuéll shall also deposit Fifty Thousand dollars ($50,000) which will be applied first to the down payment of any purchase order that Renuéll shall make.  On or before January 15, 2013, or upon the successful completion of stability testing of newly developed shampoo and approval by testing authority, whichever occurs later, Renuéll shall place a purchase order for 100,000 Duo-Packs (which consist of 100,000 .5 Oz units and 100,000 units for 100,000 10oz shampoo) or any order for any product that equates to the same dollar amount. The stability testing will comprise of ingredient consistency testing for the shampoo product to ensure that all the ingredients are compatible; this testing will be performed by LaDove Labs, Inc., which is located in Hialeah, Florida. The purchase order requires a 50% down payment, which was paid in December 2012.

Territories

The Third Amendment provides Renuéll with a worldwide exclusive rights to distribute and market the Regenetech cream. Renuéll has worldwide exclusive rights, as further detailed in the December 13, 2012 amendment, to any hair care products and any current or future topical SKU’s developed by Regenetech.  Regenetech will have the exclusive right to provide their bio-molecules to all topical current or future topical products developed by Renuéll.

The worldwide exclusive rights do not apply to seven countries (Saudi Arabia, Kenya, Morocco, New Zealand, Nigeria, and Turkey), as Regenetech has previously licensed these countries to other distributors.

Quota Requirements

The Third Amendment of the Distribution Agreement quota requirements for Renuéll have been changed, if Renuéll fails to meet any quota requirements, the worldwide exclusivity shall be revoked and the Renuéll territories shall revert back to those in the original Exhibit B. The Quota requirements are as follows:

(1)

Purchase 300,000 units in the first six (6) months;

(2)

Purchase 1,000,000 units by the end of the first (1) year;

(3)

Purchase 2,000,000 units by the end of the second (2) year;

(4)

Purchase 2,500,000 units by the end of the third (3) year;

(5)

Purchase 3,000,000 units by the end of the fourth (4) year; and

(6)

Purchase 4,000,000 units by the end of the fifth (5) year

In order to fulfill the quota requirements of the Distribution Agreement the Company will have to order 1,000,000 units by the end of the first year. The minimum amount that the Company will have to purchase per the Distribution Agreement in the first year is Six Million Seven Hundred Thousand Dollars ($6,700,000) in products from Regenetech, in order to retain the worldwide exclusivity contained in the Third Amendment.

The foregoing summary description of the terms of the Distribution Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Distribution Agreement, this reference is made to such agreement, which was originally filed on November 29, 2012 and the amended contract is filed as 10.07 hereto and is incorporated herein by this reference.

Customers

Renuéll Int’l, Inc.

The Renuéll skin cream will have several potential target customers such as; retail customers, online purchasers from our website www.Renuell.com, skin care professionals, spas, doctors, and retail stores that sell cosmetic products. These potential customers will include the end user who can purchase the product online, management believes this customer will typically be middle aged persons, but also anyone who has a need or desire to have their skin look refreshed and younger. The other main potential customer that the Renuéll skin cream will attempt to obtain is in the retail market, such as established pharmacies, retail and grocery store chains, where the product can be put on the shelves and start to gain brand recognition.

NueEarth, Inc.

The Company has three major types of potential customers for the e-beam water purification system: national and international corporations; municipalities, governments (domestic and foreign) and governmental agencies. With the e-beam unit mounted in a semi-trailer it is capable of being moved anywhere in North America with relative ease. Therefore, the Company can access most any site that has a road leading up to it.

Markets

Renuéll Int’l, Inc

The target markets for the skin cream are located domestically in all 50 states, internationally in Europe as well as in the developing economies of Asia and Latin America. Management believes that through an online presence, retail presence and word of mouth that anywhere where people are looking for a non-surgical method to enhance their look that the skin cream has a potential market.

NueEarth, Inc.

Domestic Water Supply Crisis

Per capita usage of water in the United States is among the highest in the world. The supply of fresh water continues to tighten, especially in the Western half of the United States where we face a potential water crisis due to limited supply and increasing demand. Increasing usage of water in the industries such as oil and gas exploration and production, agriculture, and food processing continue to constrain supply of fresh water in the United States. For example, there are over 21 billion barrels of produced water created annually in the U.S. from fracking activity in the oil and gas industry, as each well requires millions of gallons of water for fracking over its life. In many areas, such as the Bakken or Marcellus shale plays, there is limited access to large scale, industry specific water treatment and recycling facilities which could drastically decrease the need for usage of fresh water in fracking.

Inadequate Regulatory Action

Poor quality of existing water management resources, combined with regulatory inaction, have failed to provide the leadership and guidance to mandate recycling and reuse of water resources in many industries. While there has been a general lack of adequate water management regulation in many industries, management believes that recent regulatory action requiring more responsible water usage management in oil and gas fracking in states such as Pennsylvania is a trend that should drive similar action in other states, such as North Dakota. North Dakota’s oil and gas industry has no readily available, affordable source of water recycling and treatment. The current practice in North Dakota for wastewater created during fracking is to inject produced water back into the ground, a practice that has unknown effects on the environment and has come under heavy regulatory scrutiny in other States. Each horizontal new well requires millions of gallons of fresh water over its life, contributing heavily to the supply crisis. Any regulatory actions affecting the legality of fresh water usage in fracking or injection of produced water back into the ground could negatively affect the oil and gas industry in North Dakota and increase industry demand for water treatment and recycling services.

In addition to the oil and gas industry, the domestic agricultural industry is generally lacking in sufficient water management regulations. Until a concerted private/public effort is expended, the contaminated acreage will continue to expand. Management believes the excess use of water and lack of regulation in the agricultural industry will result in regulatory changes which drastically increase the domestic demand for various water treatment and recycling services.

Growing Need for Affordable Regulatory Compliance

In the United States the Environmental Protection Agency (“EPA”) 2009 National Public Water Systems Compliance Report, states that there were over 150,000 public rural water districts in the United States serving over 300 million users. The majority of these are considered very small, small and medium-sized public water systems, which support populations of fewer than 10,000 people. Small systems comprise the vast majority of all systems. Noncompliance occurs more frequently at smaller systems often because they may have fewer resources to operate and maintain compliance. This problem is expected to worsen as more stringent EPA rules are implemented for small public water systems. Approximately 28 percent of all systems in the U.S. had at least one significant violation reported in 2009. This rate is comparable to those reported in previous years. The data submitted by primacy agencies indicate that 7 percent of all public water systems in the U.S., serving approximately 17,693,000 users, had violations of health-based standards in 2009.  In 2009, about 18 percent of all public water systems had significant monitoring and reporting violations. Substantial expenditures will be needed in the coming years for repair, rehabilitation, operation, and maintenance of the water and wastewater treatment infrastructure. Management believes that water districts using conventional treatment methods will be unable to comply with the EPA’s Safe Drinking Water Act (“SDWA”) without massive installations of on-site chemical filter aids and disinfection equipment.

Consumer Safety

Drinking water, regardless of its source, may contain impurities that can affect the health of consumers. Although municipal agencies and water utilities in the United States are required to provide drinking water that complies with the 1996 amendments to the SDWA, the water supplied to homes and businesses from municipalities and utilities may contain high levels of bacteria, toxins, parasites and human and animal-health pharmaceuticals, as well as high levels of chlorine used to eliminate contaminants. In the industrialized world, water quality is often compromised by pollution, aging municipal water systems, and contaminated wells and surface water. In addition, the specter of terrorism directed at intentional contamination of water supplies has heightened awareness of the importance of reliable and secure water purification. The importance of effective water treatment is also critical from an economic standpoint, as health concerns and impure water can impair consumer confidence in food products. Discharge of impaired waters into the environment can further degrade the earth’s water and violate environmental laws, with the possibility of significant fines and penalties from regulatory agencies.

Sales and Marketing

Management plans to focus the marketing strategy on educating prospective customers and the trade industry about the Company, so that the products and services are successfully brought to market. The Company plans to sell and market the products and services through attendance at major trade and industry exhibitions, one-on-one sales meetings with individual customers and using social media and marketing and advertising campaigns.

The Company continues to search for retailers and distributors both nationally and abroad for all of its products.

Manufacturing and Raw Materials

Renuéll Int’l, Inc.

The Company relies on our supplier Regenetech and other third-parties to produce, supply the product, components and to formulate and package the finished goods. Third parties also provide order fulfillment, warehousing and distribution services. The Company plans on purchasing product in larger production batches thereby increasing production efficiency for the outsourced suppliers, which will reduce costs.

Regenetech manufactures the products and provides the raw materials for the skin cream that our Company distributes. Third-parties are responsible for the receipt and storage of raw material, production and packaging and labeling of finished goods. At present, the Company is dependent upon our supplier Regenetech for the production (manufacturing) of all of the products that we distribute. To the extent that Regenetech should discontinue the relationship with the Company; the Company’s sales would be adversely impacted. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

The Company purchases all of the raw materials from Regenetech, a third party supplier and manufacturer pursuant to our distribution agreement. We do rely on our principal supplier Regenetech which manufacturers the skin care product that we distribute. In the event that Regenetech, the current supplier, is unable to meet supply or manufacturing requirements at some time in the future, the Company may suffer short-term interruptions of delivery of certain products while it attempts to establish an alternative source. The Company also relies on third party carriers for product shipments, including shipments to and from distribution facilities. It is therefore subject to the risks, including employee strikes and inclement weather, associated with the carriers’ ability to provide delivery services to meet the Company’s fulfillment and shipping needs. Failure to deliver products to customers in a timely and accurate matter would harm the Company’s reputation, business and results of operations.

Inventory

Renuéll Int’l, Inc.

At December 31, 2012, the Company has approximately 3,800 - 1.7 oz. Breakthrough Facial Cream items in stock fully paid for at its shippers, Trans Express located in Miami, Florida.  These products have a retail price of $45.00 to $249.00 per item depending on various types of marketing strategies such as retail pharmacies, discount stores, Internet, info commercials, hotels and spas. The products have a shelf life of two years. Management estimates that the Company can sell the products in inventory within 3 to 4 months. In the initial testing sales the Company sold $1500 worth of its product in approximately 2 months.  In this initial test phase the Company sold 80% of its test product in 8 days, and the last 20% was sold approximately two months later.  The Company has not sold any product in the last three months, as the Company has been working on branding and market strategies.  The Company can market these products in the USA, Canada, Latin America, the countries that make up the Euro Zone member countries and Russia.

Patents, Trademarks and Licenses

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks NueEarth™, Renuéll™, Bio-Science™, NueCell™, NueStem Cell Matrix™ and NueStem Cell Lattice™. The Company may federally register other trademarks in the future as the need arises. It intends to patent the processes and designs as the need arises; however, the Company currently does not have any federally registered patents.

Plan of Operations

(2nd quarter after funding)

Complete and expand Marketing Materials, Domestically and Internationally;

•  Continue to develop and enhance our website; expose the Renuèll name in the USA and abroad,

•  Continue the registration process to distribute our product in USA and abroad,

•  Further design, develop edit and launch Renuèll commercials and info-commercials in various venues (TV, Radio, Cable, Internet and websites),

•  Advertise in Spanish and English language newspapers,

•  Further integrate payment processors like Visa, Master Card, Discover, American Express and Pay Pal domestically and internationally, and

•  Work on securing distribution agreements with chain stores and boutique establishments, salons, hotel chains, spas, dermatologist and skin care professionals.

(2nd and 3rd quarter after funding)

Complete Distribution agreements, and Re-fit e-beam trailer

•  Integrate feedback from early testers,

•  Purchase supplies and increase product inventory,

•  Build customer service and incoming call center,

•  Fix any problems, concerns,

•  Continue to implement mobile browser-friendly version of our websites,

•  Re-fit e-beam trailer,

•  Research and Development for the e-beam,

•  Prospect for e beam potential customers,

•  Use e beam for demonstrations to customers, and

•  Continue to Further establish brand name; through marketing.

(3rd and 4th quarter after funding)

•  Continue to release to public. Renuèll skin care product and begin operations of e-beam,

•  Seek out celebrity sponsors for Renuèll,

•  Tune up marketing pages,

•  Hire full time employees to help with office operations,

•  Enhance user support, feedback and communication with customers, suppliers, distributors, and

•  Research and further development of Renuèll's own line of skin care products cosmetics.

(4th quarter after funding)

•  Expand the brands into new products and markets

After we have Renuèll operating we will then do further research and development on the e-beam and begin developing our own line of skin care products and cosmetics that will enhance the Renuèll brand name. We will continue to enhance our lines of skin care products, cosmetics and e-beam technology as determined by our product research and development.  We will continue to enhance our brands by improving customer responsiveness, delivery, and consistency based on distributor and user feedback, that we will collect on our websites, and through opinion questionnaires.

Competition

Renuéll Int’l, Inc.

The skin care and personal care industries are highly competitive. Many of the Company’s competitors are large, well known companies that have considerably greater financial, sales, marketing, research and development and technical resources in the company. Additionally, these competitors have formulary capabilities that may allow them to formulate new and improved products that may compete with product lines that the Company develops and markets. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop advertising, educational and information programs like this formulated by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

The Company’s product, in general, competes against similar products distributed by national skin care and personal care companies. Management believes the Company’s competitive position is based on the foundation of developing niche products with active ingredients that may not be found in generic products. The Company’s competitive strategy is based on management’s attempt to continually focus on the application of new technologies and efficiencies rather than fashions or trends.

NueEarth, Inc.

The technology industry is highly competitive and varied. Many of the existing and potential competitors have financial, personnel, marketing, customer bases and other financial resources significantly greater than the Companies. These competitors have the flexibility to introduce new products and services and pricing options that may be more attractive than the Companies.  The Company’s water purification process competes with several companies, including but not limited to, Clean Harbors Environmental Services, Vac Vision, and the Zenon Group. The Company will attempt to overcome the competitive advantages of its competitors by pursuing a strategy of developing technologies in niche markets which seek to provide the Company with brand name recognition.

Government Regulation

Renuéll Int’l, Inc.

Unless the FDA extends its regulatory authority to cosmetic products, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of the products by Renuéll Int’l, Inc. and its ongoing activities. Under current regulations, the market introduction of the majority of non-medicated cosmetic products does not require prior formal registration or approval by the FDA, although this could change in the future. The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests. Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling. In addition, if the FDA should determine that claims made by the Company for the products involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against the products and us. In addition, the United States Federal Trade Commission (“FTC”) monitors product claims made in television and radio commercials and print advertising to ensure that any claim can be substantiated. If the FTC believes that any advertising claim made by the Company with regard to the effect or benefit of the products is not substantiated by adequate data or research and the Company cannot support such claim, the FTC could also take regulatory action against the Company’s products and us.

NueEarth, Inc.

The business activities relating to NueEarth, Inc. are subject to environmental regulation under the same federal, state and local laws and regulations which apply to the Company’s customers, including the Clean Water Act of 1972, as amended, and the Resource Conservation and Recovery Act of 1976, as amended. Management believes that the Company conducts its business in an environmentally responsible manner and is in material compliance with applicable laws and regulations. It is possible that future developments, such as increasingly strict requirements of environmental laws and enforcement policies thereunder, could affect the manner in which the Company operates projects and conducts business, including the handling, processing or disposal of the wastes, by-products and residues generated thereby.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 18851 N.E. 29th Avenue, Suite 700, Adventura, Florida, 33180. The lease term is month to month. As of the date of this filing, the Company has not sought to move our office. Additional space may be required as the Company expands its operations. Management does not foresee any significant difficulties in obtaining any required additional space. The Company currently does not own any real property. The Company does not currently own any real property.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

As of April 16, 2013, there is no public market for our Common Stock. We intend to contact an authorized OTC Bulletin Board market-maker for sponsorship of our securities on the OTC Bulletin Board.

Record Holders

As of April 16, 2013, there were 117,263,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 40 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

Between January 1, 2012 and June 30, 2012, the company entered into subscription agreements with certain investors whereby it sold an aggregate of 794 private placement units with each unit consisting of 1,000 shares of common stock (794,000 shares) priced at $.50 per share and one Class A Warrant to purchase 1,000 shares of common stock with an exercise price of $1.00 per share for a total of three hundred ninety seven thousand ($397,000) dollars.  The warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.  The private placement was made pursuant to Rule 506 of Regulation D  promulgated  under  Section 4(2) of the  Securities  Act of 1933, as amended.

During March 2012, the Company converted a $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one year from date of exercise.

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 21, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one year from date of exercise.

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

Working Capital

	December 31, 2012 $	December 31, 2011 $
Current Assets	299,919	179,328
Current Liabilities	782,325	228,367
Working Capital (Deficit)	(482,406)	(49,039)

Cash Flows

	December 31, 2012 $	For the Period from October 14, 2009 (date of inception) to December 31, 2012 $
Cash Flows from (used in) Operating Activities	(678,982)	(913,453)
Cash Flows from (used in) Investing Activities	(470)	(23,723)
Cash Flows from (used in) Financing Activities	625,786	1,057,873
Net Increase (decrease) in Cash During Period	(53,666)	120,697

Results for the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenues:

The Company’s revenues were $7,979 for the year ended December 31, 2012 compared to $1,500 in 2011.  This represents an increase of $6,479 or 431.9%.  The increase is directly attributable to the Company starting to commence marketing for its product.

Cost of Revenues:

The Company’s cost of revenue was $3,869 for the year ended December 31, 2012 compared to $625 in 2011.  This represents an increase of $3,244 or 519%.  The increase in cost of revenues is directly attributable to the increase in sales during 2012.

Gross Profit/Loss:

For the twelve months ended December 31, 2012, our total gross profit increased by $3,235 or 369.7% to $4,110 from $875 in 2011.  As a percent of sales, gross profit decreased to 51.5% in 2012 as compared to 58.3% in 2011.  The decrease is attributable to product costs.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended December 31, 2012, general and administrative expenses increased to $681,875 from $228,713 compared to the year ended December 31, 2011 representing an increase of $453,162 or 198.1%.  The increase is primarily attributable to increases in advertising and marketing costs, consulting fees and officer compensation fees in the amounts of $72,627, $190,895, $120,000, respectively.  These increases are the result of the Company growing its business.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through December 31, 2012.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $219,000.  There was no gain on derivative valuation or interest expense for the year ended December 31, 2011.

Net Loss:

Our net loss for the year ended December 31, 2012 was $834,079 compared to a net loss of $227,838 for the year ended December 31, 2011, an increase of $606,241 or 266.1%.  The net loss is influenced by the matters discussed in the other sections of this MD&A.

Results for the Period from October 14, 2009 (Inception) through December 31, 2012

Revenues:

The Company’s revenues were $7,979 for the year ended December 31, 2012 compare to $9,479 for the period from inception to December 31, 2012.

Cost of Revenues

The Company’s cost of revenue was $3,869 for the year ended December 31, 2012 compared to $4,494 for the period from inception to December 31, 2012.

Gross Profit/Loss.

For the twelve months ended December 31, 2012, our total gross profit was $4,110 compared to $4,985 for the period from inception to December 31, 2012.

General and Administrative Expenses.

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended December 31, 2012, general and administrative expenses was $681,875 compared to $938,034 for the period from inception to December 31, 2012.

Other Income (Expense):

Other income (expense) for the period October 14, 2009 (inception) through December 31, 2012 was $(156,314).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through December 31, 2012.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $219,000.

Net Loss.

Net loss for the period October 14, 2009 (inception) through December 31, 2012 was $(1,089,363). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of December 31, 2012, total current assets were $299,919, which consisted primarily of cash, inventory and deposits.

As of December 31, 2012, total current liabilities were $782,325, which consisted primarily of accounts payable and accrued expenses, a loan from a related party, related party advances and convertible debentures. We had negative net working capital of $(482,406) as of December 31, 2012.

During the period from October 14, 2009 (inception) through December 31, 2012, operating activities used cash of $(913,453). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $7,979 from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $2,049 as of December 31, 2012.

Material Commitments

The Company’s material commitments were $0 as of December 31, 2012.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS	F-1

Independent Registered Public Accounting Firm

Sadler Gibb & Associates, LLC	F-2

Lake & Associates CPA’s LLC	F-3

Consolidated Financial Statements

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders' Deficit	F-6

Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 to F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Technology Applications International Corporation and Subsidiaries

(A development stage company)

We have audited the accompanying consolidated balance sheets of Technology Applications International Corporation and Subsidiaries (“the Company”) as of December 31, 2012 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended and for the cumulative period from October 14, 2009 (date of inception) through December 31, 2012 .  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Applications International Corporation and Subsidiaries as of December 31, 2012 and the results of their operations and cash flows for the year then ended and for the cumulative period from October 14, 2009 (date of inception) through December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Technology Applications International Corporation and Subsidiaries

We have audited the accompanying balance sheet of Technology Applications International Corporation and Subsidiaries (a development stage enterprise)(the “Company”) as of December 31, 2011 and the related statements of operations, shareholders’ equity/(deficit), and cash flows for the year ended December 31, 2011, and for the period from October 14, 2009 (inception) through December 31, 2011. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Applications International Corporation and Subsidiaries (a Florida corporation) as of December 31, 2011 and the results of its operations and its cash flows for the year then ended and the period October 14, 2009 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

April 11, 2012

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2012	2011

Current assets
Cash and cash equivalents	$ 120,697	$ 174,363
Inventory	125,408	-
Deposits	50,000	-
Other current assets	3,814	4,965

Total current assets	299,919	179,328

Intangible assets, net	2,049	1,680
Machinery and equipment, net	13,462	17,543

Total assets	$ 315,430	$ 198,551

LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$ 193,894	$ 10,000
Advances from affiliate	157,843	-
Loan from affiliate	88,880	117,937
Convertible debentures (net of debt discount of $134,292 and $0, respectively)	65,708	100,000
Derivative liability	276,000	-
Other current liabilities	-	430

Total liabilities	782,325	228,367
Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 116,454,000 shares issued and outstanding at
December 31, 2012 and 2011, respectively.	117,248	116,454
Additional paid in capital	505,220	109,014
Accumulated deficit	(1,089,363)	(255,284)

Total shareholders' deficit	(466,895)	(29,816)

Total liabilities and shareholders' deficit	$ 315,430	$ 198,551

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 14, 2009 (inception of development stage) through December 31, 2012

Revenues	$ 7,979	$ 1,500	$ 9,479
Cost of revenues	3,869	625	4,494
Gross profit	4,110	875	4,985

Expenses
General and administrative expenses	681,875	228,713	938,034

Loss from operations	(677,765)	(227,838)	(933,049)

Other income (expense):
Gain on derivative valuation	77,200	-	77,200
Interest expense	(233,514)	-	(233,514)
Total other income (expense)	(156,314)	-	(156,314)

Net loss	$ (834,079)	$ 227,838)	$ (1,089,363)

Loss per share
Basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of shares
Basic and diluted	117,215,574	25,320,545

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period from Inception (October 14, 2009 to December 31, 2012

	Common Shares	Common Shares	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, October 14, 2009	--	$ --	$ --	$ --	$ --
Shares issued for cash	3,000,000	3,000	--	--	3,000
Net loss	--	--	--	(2,575)	(2,575)
Balance, December 31, 2009	3,000,000	3,000	-	(2,575)	425
Shares issued for equipment	100,000	100	-	-	100
Net loss				(24,871)	(24,871)
Balance, December 31, 2010	3,100,000	3,100	-	(27,446)	(24,346)
Shares issued for cancellation of debt	101,800,000	101,800	-	-	101,800
Shares issued for services rendered	11,318,000	11,318	-	-	11,318
Shares issued for cash	236,000	236	117,764	-	118,000
Syndication costs	-	-	(8,750)	-	(8,750)
Net loss	-	-	-	(227,838)	(227,838)
Balance, December 31, 2011	116,454,000	116,454	109,014	(255,284)	(29,816)
Shares issued for cash	794,000	794	396,206	-	397,000
Net loss	-	-	-	(834,079)	(834,079)
Balance, December 31, 2012	117,248,000	$ 117,248	$ 505,220	$ (1,089.363)	$ (466,895)

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2012	Year Ended December 31, 2011	Period from October 14, 2009 (inception of development stage) through December 31, 2012
Cash flows from operating activities
Net loss	$ (834,079)	$ (227,838)	$ (1,089,363)
Adjustments to reconcile net loss to
net cash used in operating activities:
Gain on derivative valuation	(77,200)	-	(77,200)
Interest expense	218,908		218,908
Depreciation and amortization	4,182	4,123	8,312
Shares issued for services rendered	-	11,318	11,318
Change in current assets and current liabilities:
Increase in inventory	(125,408)	-	(125,408)
Increase in deposits	(50,000)	-	(50,000)
(Increase) decrease in other current assets	1,151	(4,965)	(3,814)
Increase in accounts payable and accrued expenses	183,894	5,125	193,894
Increase (decrease) in other current liabilities	(430)	430	-
Net cash used in operating activities	(678,982)	(211,807)	(913,353)

Cash flows from investing activities
Purchase of equipment	-	(21,543)	(21,553)
Increase in trademarks	(470)	(1,700)	(2,170)
Net cash used in investing activities	(470)	(23,243)	(23,723)

Cash flows from financing activities
Advances from affiliate	39,906	200,163	259,643
Proceeds from loan from affiliate	125,000	-	125,000
Repayment of loan from affiliate	(36,120)	-	(36,120)
Proceeds from issuance of convertible debentures	100,000	100,000	200,000
Proceeds from issuance of common stock	397,000	109,250	509,250
Net cash provided by financing activities	625,786	409,413	1,057,773

Net change in cash and cash equivalents	(53,666)	174,363	120,697
Cash and cash equivalents, beginning balance	174,363	-	-
Cash and cash equivalents, ending balance	$ 120,697	$ 174,363	$ 120,697

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

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

1.

Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

There were no contingencies which could be evaluated at December 31, 2012.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with a maturity of less than three months when purchased.

Inventories

Inventories are stated at the lower of cost or market value using the FIFO (first-in, first-out) method.

The Company maintains a reserve for the inventory based on the estimated losses that result from inventory that becomes obsolete or for which the Company has excess inventory levels as of period end.  In determining these estimates, the Company performs an analysis on current demand and usage for each inventory item over  historical time periods.  Based on that analysis, the Company reserves a percentage of the inventory amount within each time period based on historical demand and usage patterns of specific items in inventory.

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

1.

Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

The estimated future amortization expense related to trademarks as of December 31, 2012 is as follows:

2013	$109
2014	109
2015	109
2016	109
2017	109
Thereafter	1,504

Amortization expense for the years ended December 31, 2012 and 2011 was $101 and $20, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of definite-lived assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flow expected to be generated by the asset.  If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future cash flows.  Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.  Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.  There were no impaired assets at December 31, 2012.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition."  Sales revenue which has been insignificant to December 31, 2012, is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  Such costs were approximately $7,700 and $18,000 for the years ended December 31, 2012 and 2011, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred.  Expense recorded for the years ended December 31, 2012 and 2011 were approximately $72,600 and $10,400, respectively.

Fair Value of Financial Instruments

In accordance with FASB ASC 820, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

1.

Nature of Operations and Summary of Significant Accounting Policies (Continued)

In determining fair value, the Company uses various valuation approaches.  In accordance with GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available.  Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company.  Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The fair value hierarchy is categorized into three levels based on the inputs as follows:

•

Level 1 — Inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•

Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•

Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

As of December 31, 2012 and December 31, 2011, the derivative liabilities amounted to $276,000 and $0, respectively.  In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 3 inputs.

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standards, consist of financial instruments or other contracts that contain a notional amount and one or more underlying components (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market or foreign-currency risks.  However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock.  These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved.  In instances where derivative financial instruments require liability classification, the Company is required to initially, and subsequently, measure such instruments at fair value.  Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 8 for additional information.

As previously stated, derivative financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period.  The Company estimates fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered to be consistent with the objective measuring fair values.  In selecting the appropriate technique, management considers, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement.  For less complex derivative instruments, such as free-standing warrants, the Company uses the Black-Scholes-Merton option valuation technique because it embodies all of the requisite assumptions (including trading volatility, dividend yield, estimated terms and risk free rates) necessary to fair value these instruments.  Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors.  In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock, which has a high-historical volatility.  Since derivative financial instruments are initially, and subsequently, carried at fair values, our income (loss) will reflect the volatility in these estimate and assumption changes.

1.

Nature of Operations and Summary of Significant Accounting Policies (Continued)

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.  No interest expense or penalties have been assessed as of, and for the years ended, December 31, 2012 and 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash accounts.  The Company places its cash in what it believes to be credit-worthy financial institutions.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2012 and 2011, the Company’s cash balances did not exceed federally insured limits.

Earnings (Loss) Per Common Share

The Company computes earnings per share in accordance with ASC 260, Earnings Per Share (“ASC 260”).  Basic earnings (loss) per share are computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings per share adjusts basic earnings per share for the effects of stock options and other potentially dilutive financial instruments, only in the periods in which the effects are dilutive.

For the years ended December 31, 2012 and 2011, there were warrants to purchase 794,000 shares and 236,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2012 and 2011.

Recent Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that are adopted by us as of the specified effective date.  Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our consolidated financial position or results of operations upon adoption.

Reclassification

Certain amounts in the financial statements as of and for the year ended December 31, 2011 have been reclassified for comparative purposes to conform to the presentation in the financial statements as of and for the year ended December 31, 2012.

2.

Major Customers

Three and one customers accounted for approximately 44% and 20% of total sales for the years ended December 31, 2012 and 2011, respectively.

3.

Commitments and Contingencies

The Company leases its corporate office space under a month to month lease

Rent expense was approximately $37,700 and $34,900 for the years ended December 31, 2012 and 2011, respectively.

During August 2012, the Company entered into a two-year commission agreement whereby it will pay a $35 commission for each product sold.  The agreement will automatically renew in one-year increments unless cancelled in writing sixty-days prior to expiration.

As of December 31, 2012 and through the date of these financial statements, the Company has no insurance policies in place.  As of the date of these financial statements, the Company has not been advised of any liability or claims against it.

4.

Inventories

Inventories, as of December 31, 2012 and 2011, consisted of the following:

	December 31,
	2012	2011
Raw materials	$-	$-
Work-in-process	-	-
Finished goods	125,408	-
Total Inventories, net	$125,408	$-

5.

Machinery and Equipment

Machinery and equipment, as of December 31, 2012 and 2011, consisted of the following:

	Estimated Useful Lives	2012	2011

Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(8,191)	(4,110)

		$ 13,462	$ 17,543

Depreciation expense for the years ended December 31, 2012 and 2011 was $4,081 and $4,103, respectively.

6.

Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

6.

Convertible Debenture (Continued)

The following table reflects the components of the initial allocation:

Compound derivative	$ 353,200
Convertible debentures payable, net of discount	-
Interest expense	153,200
$ 200,000

The Compound derivative comprises certain derivative features embedded in the host convertible debenture contracts including the conversion feature and warrants both of which contain anti-dilution protections.  These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value.  The Company applied the Black-Scholes Merton valuation technique to fair value these derivatives because this technique embodies all of the assumptions necessary to fair value these compound derivative instruments.

Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $153,200.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates.  Please also see Note 9.

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method during the period from inception to December 31, 2012 amounted to $65,708 which has been included as a component of interest expense.

7.

Capital Stock

Common Stock

On October 14, 2009, the Company issued 3,000,000 shares of common stock for $3,000.

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

Subsequent to December 31, 2012, the Company issued 15,000 shares of its common stock through April 16, 2013.

7.

Capital Stock (Continued)

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

Warrants to purchase up to1,030,000 shares of common stock were issued in accordance with the Private Placement Memorandum stated above.  Of these issuances, warrants to purchase up to 236,000 shares of common stock expired during 2012.  Warrants to purchase up to 794,000 shares of common stock remain outstanding at December 31, 2012.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.

Subsequent to December 31, 2012, warrants to purchase up to 15,000 shares of common stock were issued in accordance with the Private Placement Memorandum dated February 13, 2013.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.

The following table summarizes all warrant activity for the years ended December 31, 2012 and 2011:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2010	$-	$-
Granted	236,000	1.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding, December 31, 2011	$236,000	$1.00
		-
Exercisable at December 31, 2011	$236,000	$1.00

Granted	$794,000	$1.00
Exercised	-
Forfeited	-
Expired	236,000	1.00
Outstanding, December 31, 2012	$794,000	$1.00

Exercisable at December 31, 2012	$794,000	$1.00

8.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative liability	-	-	$ 276,000	$ 276,000

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of January 1, 2011	$-
Derivative liability recorded	-
Fair value adjustment	-
Balance as of December 31, 2011	-
Derivative liability recorded	353,200
Fair value adjustment	77,200
Balance as of December 31, 2012	$276,000

9.

Derivative Financial Instruments

The balance sheet caption derivative liability consists of derivative features embedded in convertible debentures including the conversion feature and warrants which have anti-dilution protections.  These derivative financial instruments are indexed to an aggregate of 800,000 shares of the Company’s common stock as of December 31, 2012 and are carried at fair value.  The balance at December 31, 2012 and 2011 was $276,000 and $0, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Merton Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes models at December 31, 2012 include the following:

Risk-free interest rate	0.16% - 0.19%
Estimated volatility	186.0% - 246.0%
Dividend rate	None
Estimated term in years	1.0 – 3.0

10.

Income Taxes

Deferred income taxes for 2012 and 2011 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The effects of temporary differences and carry-forwards at December 31, 2012 and 2011 are as follows:

Deferred tax assets:	December 31, 2012	December 31, 2011
Net operating loss carry-over	$(370,383)	$(86,779)
Change in derivative liability	(26,248)	-
Common stock issued for services rendered	3,848	3,848
Valuation allowance	(318,355)	(82,948)
Income tax expense per books	$-	$-

10.

Income Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2012 and 2011 due to the following:

	December 31, 2012	December 31, 2011
Income tax expense at statutory rate	$(283,587)	$(77,865)
Change in derivative liability	(26,248)	-
Common stock issued for services rendered	--	3,848
Interest on derivative	74,429	-
Valuation allowance	235,406	73,617
Income tax expense per books	$-	$-

As of December 31, 2012, the Company had net operating loss carry forwards for income purposes of approximately $370,383 that may be offset against future taxable income.  The net operating loss carry-forwards expire through the year 2033.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future.

11.

Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2012 and 2011 were approximately $142,700 and $218,300, respectively.  Payments of approximately $102,800 and $120,000 were made during the years ended December 31, 2012 and 2011, respectively, resulting in amounts due to the affiliate at December 31, 2012 and 2011 are approximately $157,000 and $117,900, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance as of December 31, 2012 is $88,880.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2012 and 2011, the Company recorded expense of approximately $10,400 and $0.00, respectively.  No amounts were due at December 31, 2012 or 2011.

12.

Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from January 1, 2013 through the filing with the SEC.

Subsequent to December 2012, the Company issued 15,000 shares of its common stock and warrants to purchase up to 15,000 shares of its common stock to several investors for total cash consideration of $15,000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Management’s Report on Internal Control over Financial Reporting

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management identified certain material weaknesses which together with remedial action taken are described below.

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of our annual report as of December 31, 2012, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2012, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2012, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2012.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of our external financial reporting and internal control over financial reporting.

We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2012 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes are being implemented during the 2013 to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we are implementing to remediate the material weaknesses in internal control over financial reporting will have a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2013.

We will appoint additional personnel to assist with the preparation of the Company’s financial reporting process.

Conclusion

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Charles J. Scimeca	69	CEO, CFO, President, Treasurer, Secretary, & Director	April 12, 2010
John Stickler	45	Vice President & Director	May 18, 2012

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

John Stickler – Mr. Stickler has served as Vice President and Director since May 18, 2012.  He has worked as a sales and marketing professional for over nineteen years. His experience is mainly in the corporate management of sales and in the selling of a product. From January 2007 until January 2011, Mr. Stickler was a consultant for Regenetech, Inc., whom our Company has a distribution agreement with.  While working for Regenetech, Mr. Stickler gained knowledge of the techniques necessary for manufacture and production of our cream as well as forming working relationships with the inventors of the Bio-Reactor that expands the fibroblast cells that make up the key ingredient for our cream. Mr. Stickler assisted Regenetech, Inc. in introducing their technologies and expansion services to healthcare professionals.  He test marketed the cream to individuals of both sexes with positive results. During this time period Mr. Stickler served as vice-president of Renuell, Inc. a Florida corporation that was dissolved in October of 2010. Renuell, Inc. did no business although it was formed.  No other corporations or organizations are a parent, subsidiary or other affiliate of the registrant that Mr. Stickler is or has been involved with. Because of Mr. Sticker’s knowledge of the cream from its inception and hands on relationships with N.A.S.A. and Regenetech, as well as his experience with marketing skin cream we appointed him as Vice-President and as a Director.

Identification of Significant Employees

We have no significant employees, other than Charles J. Scimeca, our President, Chief Executive Officer, and Director and John Stickler our Director.

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

Code of Ethics

Our board of directors has not adopted a code of ethics due to the fact that we presently only have one director and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2012, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2012, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2012, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2012 and 2011. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles J. Scimeca (1) President, CEO, CFO, Secretary, Treasurer and Director	2012	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000-
	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
John Stickler Vice President, Director (1)(2)	2012	$-0-	-0-	-0-	-0-	-0-	-0-	60,000(3)	$60,000
	2011	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

(4)

The Company’s two officers and directors currently devote approximately 30-40 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Technology Applications International Corporation and the research and development associated with expanding the Company to new markets. Mr. Scimeca is the President, CEO, CFO, Secretary, Treasurer and a Director of the Company and Mr. Stickler is the Vice President and a Director of the Company.

(2)

Mr. Stickler was appointed as Vice President and Director on May 18, 2012, and is not compensated as a director.

(3)

All Other Compensation for the year ended December 31, 2012 for Mr. Stickler includes $60,000 as compensation for Mr. Stickler’s work as a consultant to the Company as provided for in his Consultant Agreement.

(4)

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 16, 2013, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Charles J. Scimeca 1001 Brickell Bay Drive, Suite 1716 Miami, Fl 33131	Common	104,800,000	89.4%
All Officers and Directors as a Group (1 Person)	Common	104,800,000	89.4%

(2)

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

(2)

Based on 117,263,000 issued and outstanding shares of common stock as of April 16, 2013.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2012 and 2011 were approximately $142,700 and $218,300, respectively.  Amounts due to the affiliate at December 31, 2012 and 2011 are approximately $157,000 and $117,900, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance as of December 31, 2012 is $88,880.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged

$1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2012 and 2011, the Company recorded expense of approximately $10,400 and $0.00, respectively.  No amounts were due at December 31, 2012 or 2011.

The Company has entered into a consulting agreement (“Consulting Agreement”) with Mr. John Stickler one of the Company’s directors, as of January 1, 2011. The Consulting Agreement was filed as Exhibit 10.9 on December 27, 2012 as part of the Company’s Amended Registration Statement on Form S-1/A. As per the Consulting Agreement, Mr. Stickler is paid on an invoice basis up to $5,000 a month in payments. The Consulting Agreement may be canceled by either party upon thirty (30) days written notice.

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

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions in the following manner:

•

Disclosing such transactions in reports where required;

•

Disclosing in any and all filings with the SEC, where required;

•

Obtaining disinterested directors consent; and

•

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit fees	$20,000	$10,000
Audit-related fees	$3,000	$0
Tax fees	$0	$0
All other fees	$0	$0
Total	$23,000	$10,000

Audit Fees

During the fiscal years ended December 31, 2012, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2012.

During the fiscal year ended December 31, 2011, we incurred approximately $10,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.8	Form of Subscription Agreement	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by Amendment
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by Amendment
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by Amendment
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by Amendment
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by Amendment
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by Amendment

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 16, 2013

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 16, 2013

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: April 16, 2013

/s/ John Stickler

John Stickler – Director