Form 10-K/A
period 2012-12-31
Technology Applications International Corp
filed 2013-04-22
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission on April 16, 2013 (the “Original Report”) and is being filed for the purposes of providing XBRL Filing.

Except for the information described above, the Company has not modified or updated disclosures presented in the Original Report in this Form 10-K/A.

Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Report was filed.

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed with the SEC on April 16, 2013 as part of the Company’s Annual Report on Form 10-K.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 22, 2013

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 22, 2013

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: April 22, 2013

/s/ John Stickler

John Stickler – Director