Form 10-Q
period 2013-03-31
Technology Applications International Corp
filed 2013-05-20
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 0-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)

18851 N.E. 29th Avenue, Suite 700, Adventura, Florida 33180

(Address of principal executive offices)

(786) 787-0402

(Registrant’s telephone number)

Copy of all Communications to:

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

Phone: 619-228-4970

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of May 20, 2013, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

TECHONOLOGY APPLICATIONS INTERNATIONAL CORPORATION*

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited)	7

Notes to the Condensed Consolidated Financial Statements (unaudited)	9

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March31,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$12,734	$120,697
Accounts receivable	307	-
Inventories	122,269	125,408
Deposits	60,000	50,000
Other current assets	1,962	3,814
Total current assets	197,272	299,919

Trademarks, net	2,022	2,049
Machinery and equipment, net	12,469	13,462
Total assets	$211,763	$315,430

LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$224,822	$193,894
Advances from affiliate	150,024	157,843
Loan from affiliate	88,880	88,880
Convertible debentures (net of debt discount of $109,634 and $134,292 respectively)	90,366	65,708
Derivative liability	301,000	276,000
Other current liabilities	12,000	-
Total current liabilities	867,092	782,325
Total liabilities	867,092	782,325

Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 117,248,000 shares issued and outstanding at
March 31, 2013 and December 31, 2012, respectively.	117,248	117,248
Additional paid in capital	505,220	505,220
Accumulated deficit	(1,277,797)	(1,089,363)

Total shareholders' deficit	(655,329)	(466,895)

Total liabilities and shareholders' deficit	$211,763	$315,430

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months Ended March 31, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through March 31, 2013

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	Period from October 14, 2009 (inception of development stage) through March 31, 2013

Revenues	$ 10,047	$ -	$ 19,526

Cost of revenues	5,449	-	9,943

Gross profit	4,598	-	9,583

Expenses
General and administrative	138,658	207,327	1,076,692

Other income (expense)
Gain (loss) on derivative valuation	(25,000)	-	52,200
Interest expense	(29,374)	-	(262,888)
Total other income (expense)	(54,374)	-	(210,688)

Net loss	$ (188,434)	$ (207,327)	$ (1,277,797)

Loss per share
Basic and diluted	Nil	Nil

Weighted average number of shares
Basic and diluted	117,248,000	117,117,582

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Three Months Ended March 31, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through March 31, 2013

	For the three month period ended March 31, 2013	For the three month period ended March 31, 2012	Period from October 14, 2009 (inception of development stage) through March 31, 2013
Cash flows from operating activities
Net loss	$ (188,434)	$ (207,327)	$ (1,277,797)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss (gain) on derivative valuation	25,000	-	(52,200)
Interest expense	24,658	-	243,566
Depreciation and amortization	1,020	1,043	9,332
Shares issued for services rendered	-	-	11,318
Change in current assets and current liabilities:
(Increase) in Accounts receivable	(307)	-	(307)
(Increase) decrease in Inventory	3,139	(191,411)	(122,269)
(Increase) decrease in Deposits	(10,000)	-	(60,000)
(Increase) decrease in Other current assets	1,852	(1,151)	(1,962)
Increase in Accounts payable and accrued expenses	30,928	99,500	224,822
Increase (decrease) in other current liabilities	12,000	(129)	12,000
Net cash used in operating activities	(100,144)	(299,475)	(1,013,497)
Cash flows from investing activities
Purchase of equipment	-	-	(21,553)
Increase in trademarks	-	(275)	(2,170)
Net cash used in investing activities	-	(275)	(23,723)
Cash flows from financing activities
Advances from (to) affiliate, net	(7,819)	(54,547)	251,824
Proceeds from loan from affiliate	-	-	125,000
Repayment of loan from affiliate	-	-	(36,120)
Proceeds from issuance of convertible debentures	-	-	200,000
Proceeds from issuance of common stock	-	397,000	509,250
Net cash provided by (used in) financing activities	(7,819)	342,453	1,049,954
Net change in cash and cash equivalents	(107,963)	42,703	12,734
Cash and cash equivalents, beginning balance	120,697	174,362	-
Cash and cash equivalents, ending balance	$ 12,734	$ 217,065	$ 12,734
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	$ 100,000	$ 100,000
Issuance of common stock - shareholder note payable	$ -	$ -	$ 101,800
Issuance of common stock for services	$ -	$ -	$ 11,318

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

(Notes to the Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standards, consist of financial instruments or other contracts that contain a notional amount and one or more underlying components (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  The

1.

Nature of Operations and Basis of Presentation (Continued)

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

For the three months ended March 31, 2013 and 2012, there were warrants to purchase -0- shares and 1,030,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of March 31, 2013 and 2012.

2.

Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

2.

Inventories (Continued)

	March 31, 2013	December 31, 2012

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	122,269	125,408

Total Inventories	$ 122,269	$ 125,408

No reserves for inventory have been deemed necessary at March 31, 2013 or December 31, 2012.

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

Machinery and equipment, as of March 31, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	March 31, 2013	December 31, 2012
Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(9,184)	(8,191)

		$ 12,469	$ 13,462

Depreciation expense for the three month periods ended March 31, 2013 and 2012 were $993 and $1,020, respectively.

4.

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

4.

Convertible Debenture (Continued)

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

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the three months ended March 31, 2013 and 2012 was approximately $24,700 and $0, respectively.  These amounts have been included as a component of interest expense.

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

Warrants to purchase up to 1,030,000 shares of common stock were issued in accordance with the Private Placement Memorandum stated above.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.  As of March 31, 2013, each of these warrants has expired.

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.  No units have been sold from this offering as of March 31, 2013.

6.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2013
Liabilities
Derivative Liability	-	-	$ 301,000	$ 301,000

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	$ 276,000	$ 276,000

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2011	$ -
Derivative liability recorded	353,200
Fair value adjustment	77,200
Balance at December 31, 2012	276,000
Derivative liability recorded	-
Fair value adjustment	25,000
Balance at March 31, 2013	$ 301,000

7.

Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at March 31, 2013 and December 31, 2012 are approximately 150,000 and $157,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance at March 31, 2013 and December 31, 2012 is $88,880.

8.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2013 $	December 31, 2012 $
Current Assets	197,272	299,919
Current Liabilities	867,092	782,325
Working Capital (Deficit)	(669,820)	(482,406)

Cash Flows

	March 31, 2013 $	March 31, 2012 $
Cash Flows used in Operating Activities	(100,144)	(299,475)
Cash Flows provided by (used in) Financing Activities	(7,819)	342,453
Cash Flows used in Investing Activities	-	(275)
Net Increase (decrease) in Cash During Period	(107,963)	42,703

Results for the Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

Operating Revenues

The Company’s revenues were $10,047 for the three months ended March 31, 2013 compared to $0 for the same period in 2012.  This represents an increase of $10,047 or 100% which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $5,449 for the three months ended March 31, 2013 compared to $0 for the same period in 2012.  This represents an increase of $5,449 or 100% which is directly attributable to the increase in revenues.

Gross Profit

For the three months ended March 31, 2013, the Company’s gross profit increased by $4,598 or 100% from $0 for the same period in 2012.  As a percentage of sales, gross profit was 45.8%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended March 31, 2013 and March

31, 2012, general and administrative expenses decreased to $138,658 from $207,327 for the same period in 2012 representing a decrease of $68,669 or $33.1%.  The change is primarily attributable to decreases in consulting, website design and travel costs of approximately $42,000, $13,000 and $12,600, respectively, which was offset by an increase to professional fees of approximately $39,000.

Other Income (Expense)

Other income (expense) consisted of a loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability from December 31, 2012 through March 31, 2013.  Interest expense is primarily attributable to the accretion of the convertible debentures for the three months ended March 31, 2013.  There was no gain (loss) on derivative valuation or interest expense for the same period in 2012.

Net Loss

Our net loss for the three months ended March 31, 2013 was $(188,434) compared with a net loss of $(207,327) for the three months ended March 31, 2012, a decrease of $18,893 or 9.1%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Results for the Period from October 14, 2009 (inception of development stage) Through March 31, 2013.

Operating Revenues

The Company’s revenues were $10,047 for the three months ended March 31, 2013 compared to $19,526 for the period from October 14, 2009 (inception of development stage) through March 31, 2013.

Cost of Revenues

The Company’s cost of revenue was $5,449 for the three months ended March 31, 2013 compared to $9,943 for the period from October 14, 2009 (inception of development stage) through March 31, 2013.

Gross Profit

For the three months ended March 31, 2013, the Company’s gross profit was $4,598 compared to $9,583 for the period from October 14, 2009 (inception of development stage) through March 31, 2013.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment.  For the three months ended March 31, 2013, general and administrative expenses were $138,658 compared to $1,076,692 for the period from October 14, 2009 (inception of development stage) through March 31, 2013.

Other Income (Expense)

Other income (expense) for the period October 14, 2009 (inception) through March 31, 2013 was $(210,688).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through March 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $219,000.

Net Loss

Net loss for the period from October 14, 2009 (inception of development stage) through March 31, 2013 was $(1,277,797).  The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2013, the Company had total current assets of $197,272 compared to $299,919 at December 31, 2012.  Current assets consisted primarily of inventories and deposits and decreased due to cash being utilized to pay general and administrative expenses for operations.

At March 31, 2013, the Company had total current liabilities of $867,092 compared to $782,325 at December 31, 2012.  Current liabilities consisted primarily of accounts payable and accrued expenses, a loan and advances from a related party and convertible debentures.

We had negative working capital of $(669,820) as of March 31, 2013 compared to $(482,406) as of December 31, 2012, an increase of $(187,414) or 38.8%.

Cashflow from Operating Activities

During the three months ended March 31, 2013, cash used in operating activities was $(100,144) compared to $(299,475) for the three months ended March 31, 2012. The decrease in the amounts of cash used for operating activities was primarily due to the lower amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the three months ended March 31, 2013 cash used in investing activities was $0 compared to $(275) for the three months ended March 31, 2012.

Cashflow from Financing Activities

During the three months ended March 31, 2013, cash used in financing activity was $(7,819) compared to $342,453 being provided during the three months ended March 31, 2012.  The decrease in cash provided by financing activities is due to the Company repaying advances from affiliates and not incurring any additional debt or completing any stock sales during the period ended March 31, 2013.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2013 and the Amendment to the Form 10-K filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.

10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A.
10.8	Form of Subscription Agreement	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A.
16.1	Letter from Lake and Associates CPA’s LLC, dated March 12, 2013	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PR0045*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

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

Dated: May 20, 2013

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 20, 2013

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: May 20 2013

/s/ John Stickler

John Stickler – Director