Form 10-Q
period 2013-06-30
Technology Applications International Corp
filed 2013-08-19
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]. (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of August 19, 2013, there were 117,248,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows (unaudited)	F-3

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-4

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$1,298	$120,697
Inventories	120,270	125,408
Deposits	60,000	50,000
Other current assets	1,909	3,814
Total current assets	183,477	299,919
Trademarks, net	1,995	2,049
Machinery and equipment, net	11,476	13,462
Total assets	$196,948	$315,430

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued expenses	$322,290	$193,894
Advances from affiliate	144,405	157,843
Loan from affiliate	77,401	88,880
Convertible debentures (net of debt discount of $126,231 and $134,292, respectively)	118,769	65,708
Derivative liability	321,540	276,000
Other current liabilities	2,000	-
Short-term advances	5,000	-
Total current liabilities	991,405	782,325
Total liabilities	991,405	782,325

Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 117,248,000 shares issued and outstanding at
June 30, 2013 and December 31, 2012, respectively.	117,248	117,248
Additional paid in capital	505,220	505,220
Deficit accumulated during the development stage	(1,416,925)	(1,089,363)

Total shareholders' deficit	(794,457)	(466,895)

Total liabilities and shareholders' deficit	$196,948	$315,430

The accompanying notes are an integral part of these condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months and Six Months Ended June 30, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through June 30, 2013

	Three Months Ended June 30,		Six Months Ended June 30,		Period from October 14, 2009 (inception of development stage) through
	2013	2012	2013	2012	June 30, 2013

Revenues	$ 21,481	$ 1,450	$ 31,528	$ 1,450	$ 41,007

Cost of revenues	1,809	321	7,258	321	11,752

Gross profit	19,672	1,129	24,270	1,129	29,255
Expenses
General and administrative	149,043	190,922	287,701	398,249	1,225,735
Other income (expense)
Gain (loss) on derivative valuation	118,400	-	93,400	-	170,600
Interest expense	(128,157)	-	(157,531)	-	(391,045)
Total other income (expense)	(9,757)	-	-	-	(220,445)
Net loss	$(139,128)	$(189,793)	$(327,562)	$(397,120)	$(1,416,925)
Loss per share
Basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)
Weighted average number of shares
Basic and diluted	117,248,000	117,248,000	117,248,000	117,182,791

The accompanying notes are an integral part of these condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Six Months Ended June 30, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through June 30, 2013

	For the Six month Period ended June30, 2013	For the Six month Period ended June 30, 2012	Period from October 14, 2009 (inception of development stage) through June 30, 2013
Cash flows from operating activities
Net loss	(327,562)	(397,120)	(1,416,925)
Adjustments to reconcile net loss to
net cash used in operating activities:
Loss (Gain) on derivative valuation	(93,400)	-	(170,600)
Amortization of discount on convertible debentures	147,001	19,591	365,909
Depreciation and amortization	2,040	2,086	10,352
Shares issued for services rendered		-	11,318
Change in current assets and current liabilities:
(Increase) decrease in inventory	5,138	(191,151)	(120,270)
(Increase) decrease in deposits	(10,000)	-	(60,000)
(Increase) decrease in other current assets	1,905	(2,255)	(1,909)
Increase in accounts payable and accrued expenses	128,396	75,605	322,290
Increase (decrease) in other current liabilities	2,000	(258)	2,000
Net cash used in operating activities	(144,482)	(493,502)	(1,057,835)
Cash flows from investing activities
Purchase of equipment	-	-	(21,553)
Increase in trademarks	-	(275)	(2,170)
Net cash used in investing activities	-	(275)	(23,723)
Cash flows from financing activities
Advances from (to) affiliate, net	(13,438)	(79,367)	246,205
Proceeds from loan from affiliate	-	125,000	125,000
Repayment of loan from affiliate	(11,479)	-	(47,599)
Proceeds from issuance of convertible debentures	45,000	-	245,000
Proceeds from issuance of common stock	-	397,000	509,250
Proceeds from short-term advances	5,000	-	5,000
Net cash provided by financing activities	25,083	442,633	1,082,856
Net change in cash and cash equivalents	(119,399)	(51,144)	1,298
Cash and cash equivalents, beginning balance	120,697	174,363	-
Cash and cash equivalents, ending balance	1,298	123,219	1,298
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	100,000	100,000
Issuance of common stock - shareholder note payable	$ -	$ -	101,800
Issuance of common stock for services	$ -	$ -	11,318

The accompanying notes are an integral part of these condensed consolidated financial statements

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

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

	June 30, 2013	December 31, 2012

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	120,270	125,408

Total Inventories	$ 120,270	$ 125,408

No reserves for inventory have been deemed necessary at June 30, 2013.

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

Machinery and equipment, as of June 30, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	June 30, 2013	December 31, 2012

Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(10,177)	(8,191)

		$ 11,476	$ 13,462

Depreciation expense for the six month periods ended June 30, 2013 and 2012 were $1,986 and $2,041, respectively. Depreciation expense for the three month periods ended June 30, 2013 and 2012 were $993 and $1,020, respectively.

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

On May 23, May 31, and June 10, 2013, the Company issued a $10,000, $10,000 and $25,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and is payable May 18, May 26, and June 5, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

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

Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $247,140.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates.

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the six months ended June 30, 2013 and 2012 was approximately $52,868 and $0, respectively.  These amounts have been included as a component of interest expense.

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

Warrants to purchase up to 1,030,000 shares of common stock were issued in accordance with the Private Placement Memorandum stated above.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.  As of June 30, 2013, each of these warrants have expired.

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.  No issuances have been sold from this offering as of June 30, 2013.

6.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2013
Liabilities
Derivative Liability	-	-	$ 321,540	$ 321,540

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	$ 276,000	$ 276,000

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2011	$ -
Derivative liability recorded	353,200
Fair value adjustment	77,200
Balance at December 31, 2012	276,000
Derivative liability recorded	138,940
Fair value adjustment	(93,400)
Balance at June 30, 2013	$ 321,540

7.

Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at June 30, 2013 and 2012 are approximately 144,000 and $158,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate. The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $47,600 towards the loan amount.  The outstanding balance at June 30, 2013 and December 31, 2012 is $77,401 and $88,880, respectively.

8.

Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from July 1, 2013 through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2013 $	December 31, 2012 $
Current Assets	183,477	299,919
Current Liabilities	991,405	782,325
Working Capital Deficit	(807,928)	(482,406)

Cash Flows

	June 30, 2013 $	June 30, 2012 $
Cash Flows used in Operating Activities	(144,482)	(493,502)
Cash Flows provided by Financing Activities	25,083	442,633
Cash Flows used in Investing Activities	-	(275)
Net decrease in Cash During Period	(119,399)	(51,144)

Results for the Quarter ended June 30, 2013, Compared to the Quarter ended June 30, 2012

Operating Revenues

During the period ended June 30, 2013, the Company earned revenues of $21,481 compared with revenues of $1,450 for the period ended June 30, 2012.

Gross Profit

For the three months ended June 30, 2013, the Company’s gross profit increased to $19,672 compared with the gross profit of $1,129 for the same period in 2012.

Operating Expenses

During the three months ended June 30, 2013, the Company recorded operating expenses of $149,043 compared with operating expenses of $190,922 for the three months ended June 30, 2012. The decrease in operating expenses was attributed to the fact that the Company reduced its purchases of inventory and packaging materials for the sale of its skin care products.

Net Loss

Net loss for the three months ended June 30, 2013 was $139,128 compared with a net loss of $189,793 for the three months ended June 30, 2012.

Results for the Six month period ended June 30, 2013 Compared to the Six month period ended June 30, 2012

Operating Revenues

The Company’s revenues were $31,528 for the six months ended June 30, 2013 compared to $1,450 for the same period in 2012.  This represents an increase of $30,078 or 2,074% which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $7,258 for the six months ended June 30, 2013 compared to $321 for the same period in 2012.  This represents an increase of $6,937 or 2,161%, which is directly attributable to the increase in sales.

Gross Profit

For the six months ended June 30, 2013, the Company’s gross profit increased by $23,141 or 2,050% from $1,129 for the same period in 2012.  As a percentage of sales, gross profit was 77%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the six months ended June 30, 2013 and June 30, 2012, general and administrative expenses decreased to $287,701 from $398,249 for the same period in 2012 representing a decrease of $110,548 or 28%.  The change is primarily attributable to decreases in consulting, website design and travel costs of approximately $92,000, $13,000 and $12,000, respectively.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from December 31, 2012 through June 30, 2013.  Interest expense is primarily attributable to the accretion of the convertible debentures for the six months ended June 30, 2013.  There was no gain (loss) on derivative valuation or interest expense for the same period in 2012.

Net Loss

Our net loss for the six months ended June 30, 2013 was $(327,562) compared with a net loss of $(397,120) for the six months ended June 30, 2012, a decrease of $69,558 or 18%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Results for the Period from October 14, 2009 (inception of development stage) Through June 30, 2013.

Operating Revenues

The Company’s revenues were $31,528 for the six months ended June 30, 2013 compared to $41,007 for the period from October 14, 2009 (inception of development stage) through June 30, 2013.

Cost of Revenues

The Company’s cost of revenue was $7,258 for the six months ended June 30, 2013 compared to $11,752 for the period from October 14, 2009 (inception of development stage) through June 30, 2013.

Gross Profit

For the six months ended June 30, 2013, the Company’s gross profit was $24,270 compared to $29,255 for the period from October 14, 2009 (inception of development stage) through June 30, 2013.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment.  For the six months ended June 30, 2013, general and administrative expenses were $287,701 compared to $1,225,735 for the period from October 14, 2009 (inception of development stage) through June 30, 2013.

Other Income (Expense)

Other income (expense) for the period October 14, 2009 (inception) through June 30, 2013 was $(220,445).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through June 30, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $391,045.

Net Loss

Net loss for the period from October 14, 2009 (inception of development stage) through June 30, 2013 was $(1,416,925).  The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

At June 30, 2013, the Company had total current assets of $183,477 compared to $299,919 at December 31, 2012.  Current assets consisted primarily of inventories and deposits and decreased due to cash being utilized to pay general and administrative expenses for operations.

At June 30, 2013, the Company had total current liabilities of $991,405 compared to $782,325 at December 31, 2012.  Current liabilities consisted primarily of accounts payable and accrued expenses, a loan and advances from a related party and convertible debentures.

We had negative working capital of $(807,928) as of June 30, 2013 compared to $(482,406) as of December 31, 2012, an decrease of $(325,522) or 67.5%.

Cashflow from Operating Activities

During the six months ended June 30, 2013, cash used in operating activities was $(144,482) compared to $(493,502) for the six months ended June 30, 2012. The decrease in the amounts of cash used for operating activities was primarily due to the lower amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the six months ended June 30, 2013 cash used in investing activities was $0 compared to $(275) for the six months ended June 30, 2012.

Cashflow from Financing Activities

During the six months ended June 30, 2013, cash used in financing activity was $25,083 compared to $442,633 being provided during the six months ended June 30, 2012.  The decrease in cash provided by financing activities is due to the Company repaying advances from affiliates and not incurring any additional debt or completing any stock sales during the period ended June 30, 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2013, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 16, 2013 and the Amendment to the Form 10-K filed with the SEC on April 22, 2013, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On May 23, 2013, the Company issued a ten percent (10%) convertible debenture note (the “Sosa Note”) to Phillip Sosa, Jr.  (“Mr. Sosa”), in the amount of Ten Thousand US dollars ($10,000). The Sosa Note bears simple interest accruing at a rate of ten-percent (10%) per annum and is payable at Mr. Sosa’s option. At Mr. Sosa’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share of restricted common stock. In addition to the common stock, Mr. Sosa, shall receive warrants to purchase an equal number of shares of common stock at $1.00 per share. These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

On May 31, 2013, the Company issued a ten percent (10%) convertible debenture note (the “Tobias Note”) to Michael Tobias (“Mr. Tobias”), in the amount of Ten Thousand US dollars ($10,000). The Tobias Note bears simple interest accruing at a rate of ten-percent (10%) per annum and is payable at Mr. Tobias’s option. At Mr. Tobias’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share of restricted common stock. In addition to the common stock, Mr. Tobias shall receive warrants to purchase an equal number of shares of common stock at $1.00 per share. These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

On June 10, 2013, the Company issued a ten percent (10%) convertible debenture note (the “Moulton Note”) to Jonathan Moulton (“Mr. Moulton”), in the amount of Twenty Five Thousand US dollars ($25,000). The Moulton Note bears simple interest accruing at a rate of ten-percent (10%) per annum and is payable at Mr. Moulton’s option. At Mr. Moulton’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share of restricted common stock. In addition to the common stock, Mr. Moulton shall receive warrants to purchase an equal number of shares of common stock at $1.00 per share. These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

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

Dated: August 19, 2013

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 19, 2013

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: August 19, 2013

/s/ John Stickler

John Stickler – Director