Form 10-Q
period 2013-09-30
Technology Applications International Corp
filed 2013-11-19
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53878

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

As of November 10, 2013, there were 117,448,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2013 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	F-1

Condensed Consolidated Statements of Operations (unaudited)	F-3

Condensed Consolidated Statements of Cash Flows (unaudited)	F-4

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September, 30	December 31,
	2013	2012
ASSETS	(Unaudited)	(Audited)
Current assets
Cash and cash equivalents	$4,580	$120,697
Accounts receivable	-	-
Inventories	121,490	125,408
Deposits	60,000	50,000
Other current assets	1,909	3,814
Total current assets	187,979	299,919
Trademarks, net	1,968	2,049
Machinery and equipment, net	10,483	13,462
Total assets	$200,430	$315,430

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued expenses	$313,209	$193,894
Advances from affiliate	163,159	157,843
Loan from affiliate	77,401	88,880
Convertible debentures (net of debt discount of $168,973 and $134,292, respectively)	150,027	65,708
Derivative liability	440,494	276,000
Short-term advance	5,000	-
Total current liabilities	1,149,290	782,325
Total liabilities	1,149,290	782,325

Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,248,000 and 117,248,000 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively.	117,248	117,248
Additional paid in capital	505,220	505,220
Accumulated deficit	(1,571,328)	(1,089,363)
Total shareholders' deficit	(948,860)	(466,895)
Total liabilities and shareholders' deficit	$200,430	$315,430

The accompanying notes are an integral part of these condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Three Months and Nine Months Ended September 30, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through September 30, 2013
	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 14, 2009 (inception of development stage) through September 30,
	2013	2012	2013	2012	2013

Revenues	$ 4,313	$ 1,837	$ 35,841	$ 3,287	$ 45,320

Cost of revenues	(1,219)	827	6,039	1,148	$ 10,533

Gross profit	5,532	1,010	29,802	2,139	34,787
Expenses
General and administrative	77,635	165,045	365,336	563,294	1,303,370

Loss From Operation	(72,103)	(164,035)	(335,534)	(561,155)	(1,268,583)

Other income (expense)
Gain (loss) on derivative valuation	(8,250)		85,150		162,350
Interest expense	(74,050)	-	(231,581)	-	(465,095)
Total other income (expense)	(82,300)	-	(146,431)	-	(302,745)
Net loss	$ (154,403)	$ (164,035)	$ (481,965)	$ (561,155)	$ (1,571,328)

Loss per share
Basic and diluted	($0.00)	($0.00)	($0.00)	($0.00)

Weighted average number of shares
Basic and diluted	117,248,000	117,248,000	117,248,000	117,204,686

The accompanying notes are an integral part of these condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Nine Months Ended September 30, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through September 30, 2013

	For the nine month period ended September 30, 2013	For the Nine month period ended September 30, 2012	Period from October 14, 2009 (inception of development stage) through September 30, 2013
Cash flows from operating activities
Net loss	(481,965)	(561,155)	(1,571,328)
Adjustments to reconcile net income to
net cash used in operating activities:
Imputed interest on beneficial conversion feature of warrants attached to convertible debenture	-	(38,382)	-
Loss (Gain) on derivative valuation	(85,150)	-	(162,350)
Amortization of discount on convertible debentures	214,963	-	433,871
Depreciation and amortization	3,060	3,136	11,372
Shares issued for cancellation of debt
Shares issued for services rendered		-	11,318
Change in current assets and current liabilities:
(Increase) in accounts receivable	-	(198)	-
(Increase) decrease in inventory	3,918	(190,324)	(121,490)
(Increase) decrease in deposits	(10,000)	-	(60,000)
(Increase) decrease in other current assets	1,905	(190)	(1,909)
Increase in accounts payable and accrued expenses	117,315	134,620	313,209
Increase (decrease) in other current liabilities	2,000	(387)
Net cash used in operating activities	(233,954)	(576,116)	(1,147,307)
Cash flows from investing activities
Purchase of equipment	-	-	(21,553)
Increase in trademarks	-	(470)	(2,170)
Net cash used in investing activities	-	(470)	(23,723)
Cash flows from financing activities
Proceeds from short-term advance	5,000		5,000
Advances from (to) affiliate, net	5,316	(90,450)	264,959
Proceeds from loan from affiliate		125,000	125,000
Repayment of loan from affiliate	(11,479)	(16,000)	(47,599)
Proceeds from issuance of convertible debentures	119,000	31,944	319,000
Proceeds from issuance of common stock	-	465,055	509,250
Net cash provided by financing activities	117,837	515,549	1,175,610
Net change in cash and cash equivalents	(117,837)	(515,549)	4,580
Cash and cash equivalents, beginning balance	120,697	174,363	-
Cash and cash equivalents, ending balance	4,580	113,326	4,580
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	100,000	100,000
Issuance of common stock - shareholder note payable	$ -	$ -	101,800
Issuance of common stock for services	$ -	$ -	11,318

The accompanying notes are an integral part of these condensed consolidated financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

(Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.

Nature of Operations and Basis of Presentation

Nature of Operations

Technology Applications International Corporation (“Technology”) was incorporated on October 14, 2009 under the laws of Florida.  Renuell Int’l, Inc. and NueEarth, Inc., Technology’s wholly owned subsidiaries and Technology, collectively, are referred to here-in as the “Company”, a development stage company.  The Company is engaged in developing market entry technology products and services into early and mainstream technology products and services.  Through our subsidiaries, we are focused on developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Technology Applications International Corporation and its wholly owned subsidiaries, Renuell Int’l, Inc. and NueEarth, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.  If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

1.

Nature of Operations and Basis of Presentation – (Continued)

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

	September 30, 2013	December 31, 2012

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	121,490	125,408

Total Inventories	$ 121,490	$ 125,408

No reserves for inventory have been deemed necessary at September 30, 2013.

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

Machinery and equipment, as of September 30, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	September 30, 2013	December 31, 2012

Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	3,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(11,170)	(8,191)

		$ 10,483	$ 13,462

Depreciation expense for the nine-month periods ended September 30, 2013 and 2012 were $2,979 and $3,061, respectively. Depreciation expense for the three-month periods ended September 30, 2013 and 2012 were $993 and $1,020, respectively.

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

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013

On May 23, May 31, June 10, July 29, August 14, and September 25, 2013, the Company issued a $10,000, $10,000, $25,000, $4,000, $50,000 and $20,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and is payable May 18, May 26, June 5, 2014, July 24, august 9, September 20, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise.

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

Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $283,844.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates.

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the nine months ended September 30, 2013 and 2012 was approximately $214,963 and $0, respectively.  These amounts have been included as a component of interest expense.

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

5.

Capital Stock – (Continued)

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

Warrants to purchase up to 1,030,000 shares of common stock were issued in accordance with the Private Placement Memorandum stated above.  As these warrants were issued as part of a unit sold, there has been no value assigned to them.  As of September 30, 2013, each of these warrants has expired.

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance.  No issuances have been sold from this offering as of September 30, 2013.

6.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2013
Liabilities
Derivative Liability	-	-	$ 440,494	$ 440,494

	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative Liability	-	-	$ 276,000	$ 276,000

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2011	$ -
Derivative liability recorded	353,200
Fair value adjustment	(77,200)
Balance at December 31, 2012	276,000
Derivative liability recorded	399,244
Fair value adjustment	(234,750)
Balance at September 30, 2013	$ 440,949

7.

Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at September 30, 2013 and 2012 are approximately $163,000 and $158,000, respectively.

During September 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $47,600 towards the loan amount.  The outstanding balance at September 30, 2013 and December 31, 2012 is $77,401 and $88,880, respectively.

8.

Significant Agreement

On September 30, 2013, the Company and its wholly-owned subsidiary Renuell Int’l, Inc., Florida corporations (the “Company”) entered into a partially exclusive Co-License Agreement (the “License Agreement”) by and amongst the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) and the Administrators of the Tulane Educational Fund (“Tulane University”) for the use of U.S. Patent No. 6,730,498 B1, an invention entitled “Production of Functional Proteins: Balance of Shear Stress and Gravity,” which was issued on May 4, 2004 (the “Patent”). The company currently uses the Patent process to develop our anti-aging skin creams and shampoos. The License Agreement permits the Company to use the Patent as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

In consideration of the grant of the License Agreement, the Company will pay a 2% royalty to both N.A.S.A. and Tulane University on the gross sales of any royalty-base products, for a total of a 4% royalty. The License agreement further requires the Company to remit to N.A.S.A. and Tulane University a non-refundable license fee in the amount of Five Thousand Dollars ($5,000) each (for a total of $10,000) upon the execution of the License Agreement. The Company also agrees to pay N.A.S.A. and Tulane University a minimum royalty of Five Thousand Dollars ($5,000) each (for a total of $10,000), at the end of each accounting period (“Accounting Period”). The Accounting Period shall begin on the date of the License Agreement and end on December 31, the first Accounting Period payment will be prorated. Subsequent Accounting Periods begin on January 1, and end on December 31, of each calendar year.

The License Agreement requires that the Company achieve a practical application of the Patent within three months from the commencement date of the License Agreement. Once a practical application is achieved the term of the agreement shall be equal to the unexpired term of the last patent to be in effect of the patent(s) encompassed under the Patent.  The Company further agrees that any products using the Patent process shall be substantially manufactured in the United States.

9.

Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from July 1, 2013 through the filing with the SEC.

On October 2, 2013, the holders of convertible notes converted a total of $50,000 of principal and interest into 100,000 shares of our common stock.

On October 4, 2013, the Company terminated its distribution agreement (“Distribution Agreement”) by and between the Company and Regenetech, Inc., a Texas corporation, pursuant to the termination clauses contained within the Distribution Agreement.  Regenetech, Inc., was in a material breach of contract of the Distribution Agreement, because Regenetech, Inc., failed to upkeep its license requirements with N.A.S.A. and the Tulane University in order to maintain the license in good standing.  Due to the material breach of contract by Regenetech, Inc., the termination of the Distribution Agreement does not contain any early termination penalties to the Company.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2013 $	December 31, 2012 $
Current Assets	187,979	299,919
Current Liabilities	1,149,290	782,325
Working Capital Deficit	(961,311)	(482,406)

Cash Flows

	September 30, 2013 $	September 30, 2012 $
Cash Flows used in Operating Activities	(233,954)	(576,116)
Cash Flows provided by Financing Activities	112,837	515,549
Cash Flows used in Investing Activities	-	(470)
Net decrease in Cash During Period	(117,837)	(515,549)

Results for the Quarter ended September 30, 2013, Compared to the Quarter ended September 30, 2012

Operating Revenues

During the period ended September 30, 2013, the Company earned revenues of $4,313 compared with revenues of $1,837 for the period ended September 30, 2012.

Gross Profit

For the three months ended September 30, 2013, the Company’s gross profit increased to $5,532 compared with the gross profit of $1,010 for the same period in 2012.

Operating Expenses

During the three months ended September 30, 2013, the Company recorded operating expenses of $72,103 compared with operating expenses of $164,035 for the three months ended September 30, 2012. The decrease in operating expenses was attributed to the fact that the Company relied less, on outside consultants during the quarter.

Net Loss

Net loss for the three months ended September 30, 2013 was $154,403 compared with a net loss of $164,035 for the three months ended September 30, 2012.

Results for the Nine month period ended September 30, 2013 Compared to the Nine month period ended September 30, 2012

Operating Revenues

The Company’s revenues were $35,841 for the nine months ended September 30, 2013 compared to $3,287 for the same period in 2012.  This represents an increase of $32,554, which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $6,039 for the nine months ended September 30, 2013 compared to $1,148 for the same period in 2012.  This represents an increase of $4,891, which is directly attributable to the increase in sales.

Gross Profit

For the nine months ended September 30, 2013, the Company’s gross profit increased by $29,802 from $2,139 for the same period in 2012.  As a percentage of sales, gross profit was 83%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the nine months ended September 30, 2013 and September 30, 2012, general and administrative expenses decreased to $365,336 from $563,294 for the same period in 2012 representing a decrease of $197,958 or 35%.  The change is primarily attributable to the decrease in the use of outside consulting firms, and lower office rent, respectively.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from December 31, 2012 through September 30, 2013.  Interest expense of $231,581 is primarily attributable to the accretion of the convertible debentures for the nine months ended September 30, 2013.  There was an $85,150 gain (loss) on derivative valuation during the nine months ended September 30, 2013.

Net Loss

Our net loss for the nine months ended September 30, 2013 was $481,965 compared with a net loss of $561,155 for the nine months ended September 30, 2012, a decrease of $79,190 or 14%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

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

At September 30, 2013, the Company had total current assets of $187,979 compared to $299,919 at December 31, 2012.  Current assets consisted primarily of inventories and deposits and decreased due to cash being utilized to pay general and administrative expenses for operations.

At September 30, 2013, the Company had total current liabilities of $1,149,290 compared to $782,325 at December 31, 2012.  Current liabilities consisted primarily of accounts payable and accrued expenses, a loan and advances from a related party and convertible debentures.

We had negative working capital of $961,311 as of September 30, 2013, compared to $482,406 as of December 31, 2012, an increase of $478,905.

Cashflow from Operating Activities

During the nine months, ended September 30, 2013, cash used in operating activities was $233,954 compared to $576,116 for the nine months ended September 30, 2012. The decrease in the amounts of cash used for operating activities was primarily due to the lower amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the nine months, ended September 30, 2013 cash used in investing activities was $0 compared to $470 for the nine months ended September 30, 2012.

Cashflow from Financing Activities

During the nine months, ended September 30, 2013, cash provided in financing activity was $117,837 compared to $515,549 being provided during the nine months ended September 30, 2012.  The decrease in cash provided by financing activities is due to the Company repaying advances from affiliates and not incurring any additional debt or completing any stock sales during the period ended September 30, 2013.

Quarterly Events

Entry into a Material Definitive Agreement

On September 30, 2013, the Company entered into a partially exclusive Co-License Agreement (the “License Agreement”) by and amongst the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) and the Administrators of the Tulane Educational Fund (“Tulane University”) for the use of U.S. Patent No. 6,730,498 B1, an invention entitled “Production of Functional Proteins: Balance of Shear Stress and Gravity,” which was issued on May 4, 2004 (the “Patent”). We currently use the Patent process to develop our anti-aging skin creams and shampoos. The License Agreement permits the Company to use the Patent as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

In consideration of the grant of the License Agreement, the Company will pay a 2% royalty to both N.A.S.A. and Tulane University on the gross sales of any royalty-base products, for a total of a 4% royalty. The License agreement further requires the Company to remit to N.A.S.A. and Tulane University a non-refundable license fee in the amount of Five Thousand Dollars ($5,000) each (for a total of $10,000) upon the execution of the License Agreement. The Company also agrees to pay N.A.S.A. and Tulane University a minimum royalty of Five Thousand Dollars ($5,000) each (for a total of $10,000), at the end of each accounting period (“Accounting Period”). The Accounting Period shall begin on the date of the License Agreement and end on December 31, the first Accounting Period payment will be prorated. Subsequent Accounting Periods begin on January 1, and end on December 31, of each calendar year.

The License Agreement requires that the Company achieve a practical application of the Patent within three months from the commencement date of the License Agreement. Once a practical application is achieved the term of the agreement shall be equal to the unexpired term of the last patent to be in effect of the patent(s) encompassed under the Patent.  The Company further agrees that any products using the Patent process shall be substantially manufactured in the United States.

The foregoing summary description of the License Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement. The License Agreement also contains customary events of default. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which the Company has filed as an exhibit to our Current Report on Form 8-K that we filed with the SEC on October 4, 2013.

Subsequent Events

Termination of a Material Definitive Agreement

On October 3, 2013, the Company terminated its distribution agreement (“Distribution Agreement”) by and between the Company and Regenetech, Inc., a Texas corporation, pursuant to the termination clauses contained within the Distribution Agreement as filed as Exhibit 10.7 as part of our Form S-1 Registration statement on December 27, 2012.  Regenetech, Inc., was in a material breach of contract of the Distribution Agreement, because Regenetech, Inc., failed to upkeep its license requirements with N.A.S.A. and the Tulane University in order to maintain the license in good standing.  Due to the material breach of contract by Regenetech, Inc., the termination of the Distribution Agreement does not contain any early termination penalties to the Company.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management who also serves as the Chief Executive Officer/Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that the information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and filed with the SEC on April 22, 2013, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, a series of certain measures to address these material weaknesses.  The Company is working as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in Internal Control over Financial Reporting

There has been no change to our internal control over financial reporting during the three months ended September 30, 2013, that has materially affected, or is likely to materially affect, our internal control over financial reporting.

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

2. Subsequent Issuances:

Subsequent to the quarter, the holders of convertible notes converted a total of $50,000 of principal and interest into 100,000 shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A.
10.8	Form of Subscription Agreement	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A.
10.10	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
16.1	Letter from Lake and Associates CPA’s LLC, dated March 12, 2013	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 19, 2013

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 19, 2013

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: November 19 2013

/s/ John Stickler

John Stickler – Director