Form 10-Q/A
period 2013-09-30
Technology Applications International Corp
filed 2014-01-16
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

Amendment No.1

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

As of November 10, 2013, there were 117,348,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Technology Applications International Corporation (the "Company") for the quarter ended September 30, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on November 19, 2013, (the "Original Filing"), is being filed to correct the number of shares outstanding on the cover page of the Original Filing, which number was stated incorrectly as a result of a typographical error, and to include new certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.

Except as described above, this Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.  This Amendment speaks as of the date of the Original Filing and does not reflect events occurring after the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Original Filing, as well as any other filings made by the Company with the SEC pursuant to Section 13(a) or 15(d) of Securities Exchange Act of 1934, as amended, subsequent to the filing of the Original Filing.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A.
10.8	Form of Subscription Agreement	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A.
10.10	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
16.1	Letter from Lake and Associates CPA’s LLC, dated March 12, 2013	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed with the SEC on November 19, 2013 as part of the Company’s Quarterly Report on Form 10-Q

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

Dated: January 16, 2014

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: January 16, 2014

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: January 16, 2014

/s/ John Stickler

John Stickler – Director

4