Form 10-K
period 2013-12-31
Technology Applications International Corp
filed 2014-04-15
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the Fiscal Year Ended December 31, 2013

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

Copy of all Communications to: Law Office of Andrew Coldicutt 1220 Rosecrans Street, PMB 258 San Diego, CA 92106 Phone: 619-228-4970 Email: Info@ColdicuttLaw-com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [   ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was NIL based upon the price ($NIL) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of April 15, 2014, there were 118,291,043 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “TAIC,” “TCHA,” “Technology Applications,” “we,” “us,” and “our” are references to Technology Applications International Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On April 12, 2010, one hundred percent of the issued and outstanding common stock of the Company was transferred and sold to Raj Ventures Funding, Inc., a company owned and controlled by Charles J. Scimeca, which resulted in a change in control of the Company. Ms. Colleen Foyo, Raj Ventures, Inc. sole officer and director resigned on April 12, 2010, and Mr. Scimeca replaced her, as the President, Secretary and Treasurer and sole director of the Company and he continues to serve in such capacity.

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

On August 9, 2011, the Company founded a wholly-owned subsidiary Renuéll Int’l, Inc., that distributes markets and sells a line of molecularly enhanced skin cream products, under the brand name Renuéll.  On December, 29, 2011, and amended on January 23, 2012, May 7, 2012, and December 13, 2012, the Company entered into a distribution agreement with Regenetech, Inc., whereby, Renuéll shall act as a distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed and patented by the National Aeronautics and Space Administration (“NASA”) and Regenetech, Inc., then manufactured and sold by Regenetech.

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

On October 3, 2013, the Company terminated its distribution agreement (“Distribution Agreement”) by and between the Company and Regenetech, Inc., a Texas corporation, pursuant to the termination clauses contained within the Distribution Agreement as filed as Exhibit 10.7 as part of our Form S-1 Registration statement on December 27, 2012.  Regenetech, Inc., was in a material breach of contract of the Distribution Agreement, because Regenetech, Inc., failed to upkeep its license requirements with N.A.S.A. and Tulane University in order to maintain the license in good standing.  Due to the material breach of contract by Regenetech, Inc., the termination of the Distribution Agreement does not contain any early termination penalties to the Company.

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

The Company

The Company is engaged in the production, distribution, marketing and sale of skin care products, as well as the marketing and sale of environment management solutions. It is focused on distributing a cosmetic line produced by the Company, under our own brand name, further developing and manufacturing our own line of technologically advanced skin care products and is planning on developing the e-beam technology for uses in the cosmetic industry. The Company also provides environmental management solutions that use electron particle accelerator technology. The Company maintains a website at www.tapplic.com and www.Rejuvel.com, in order to help provide more information to its potential customers. The company structure is set forth in the following chart:

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

Products

Renuéll Int’l, Inc.

Through Renuéll Int’l, Inc., the Company is currently distributing a line of technologically advanced skin care products, produced and developed by the Company. On July 27, 2011, it commenced providing to the marketplace its first product, the Renuéll™ skin cream, and had generated revenues in the amount of $1,837 as of September 30, 2012. During 2012, the Company decided to rebrand our skin cream from “Renuéll™” to “Re’Juvel”, to better relate to our potential markets. Our skin cream product is a high quality cosmetic product that uses 3 dimensional biomolecules created in simulated microgravity that is formulated with a branded compound which is a breakthrough facial repair cream that allows skin cell expansion, and is enhanced using National Aeronautics and Space Administration (“N.A.S.A.”) technology to create a skin care product that promotes the appearance of age defying skin.  Renuèll is recognized by the Space Foundation for their use of products and processes designed by the space industry.

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

In order for a company to be certified by the Space Foundation it must be a product or service that directly results from Space technology or space program development such that the product exists because of advances in space technology. Examples of certified space technologies include Fisher Space Pens, GPS, and Tempur-Pedic foam mattresses.  The Space Foundation has also officially certified Renuéll as a Certified product that is produced using N.A.S.A.’s technology.

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

Cells cultured on Earth (left) typically settle quickly on the bottom of culture vessels due to gravity. In microgravity (right), cells remain suspended and aggregate to form three-dimensional tissue. The N.A.S.A. patented Bioreactor provides a low turbulence culture environment which promotes the formation of large, three-dimensional cell clusters. The bioreactor is rotated to provide gentle mixing of fresh and spent nutrient without inducing shear forces that would damage the cells. Due to their high level of cellular organization and specialization, samples constructed in the bioreactor more closely resemble the original tissue found in the body.

These expanded cells when placed on the skin in cream form help repair, hydrate and expand the cells in the skin, thereby, giving a rejuvenated and fresher appearance to a person’s skin. Renuéll has licensed the patented process from N.A.S.A; Regenetech and Renuéll are the only cosmetic companies that use this process and to be endorsed by the Space Foundation.

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

Termination of Distribution Agreement

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

The foregoing summary descriptions of the terms of the Distribution Agreement and Co-License Agreement may not contain all information that is of interest to the reader. For further information regarding the terms and conditions of the Distribution Agreement, this reference is made to such agreement, which was originally filed on November 29, 2012, on  and the amended contract is filed as exhibit 10.07, filed with the SEC on January 17, 2013 as part of the Company’s Registration Statement on Form S-1/A, and exhibit 10.10 as filed in our Current Report on Form 8-K that was filed with the SEC on October 4, 2013, and is incorporated herein by this reference.

Customers

Renuéll Int’l, Inc.

Our subsidiary Renuéll Int’l, Inc., produces a skin cream under the names Renuéll,  Re’Juvel, and will have several potential target customers such as; retail customers, online purchasers from our website www.Rejuvel.com, skin care professionals, spas, doctors, and retail stores that sell cosmetic products. These potential customers will include the end user who can purchase the product online, management believes this customer will typically be middle aged persons, but also anyone who has a need or desire to have their skin look refreshed and younger. The other main potential customer that the Renuéll’s skin cream will attempt to obtain is in the retail market, such as established pharmacies, retail and grocery store chains, where the product can be put on the shelves and start to gain brand recognition.

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

Manufacturing and Raw Materials

Renuéll Int’l, Inc.

The Company produces, supply’s the product components and formulates our skin creams and we rely on third-party’s to package the finished goods. Third parties also provide order fulfillment, warehousing and distribution services. The Company plans to produce its product in larger production batches thereby increasing production efficiency, which will reduce costs.

We manufacture the products and provide the raw materials for the skin cream that our Company distributes. Third-parties are responsible for the receipt and storage of raw material, production and packaging and labeling of finished goods. The Company believes at the present time it will be able to obtain the quantity of products and supplies it will need to meet orders.

The Company produces all of the raw materials that we require to formulate our skin cream. The Company also relies on third party carriers for product shipments, including shipments to and from distribution facilities. It is therefore subject to the risks, including employee strikes and inclement weather, associated with the carriers’ ability to provide delivery services to meet the Company’s fulfillment and shipping needs. Failure to deliver products to customers in a timely and accurate matter would harm the Company’s reputation, business and results of operations.

Inventory

Renuéll Int’l, Inc.

The Company currently has approximately 5,000 - 1.7 oz. bottles, unfilled and non-printed, 3,000 – 1.0 oz bottles, unfilled and non-printed, 120 – 1.7 oz. bottles filled and printed with Renuéll’s name.  These products have a retail price of $45.00 to $249.00 per item depending on various types of marketing strategies such as retail pharmacies, discount stores, Internet, info commercials, hotels and spas. The products have a shelf life of two years. Management estimates that the Company can sell the products in inventory within 3 to 4 months. In the initial testing sales the Company sold $1500 worth of its product in approximately 2 months.  In this initial test phase the Company sold 80% of its test product in 8 days, and the last 20% was sold approximately two months later.  The Company has not sold any product in the last three months, as the Company has been working on branding and market strategies.  The Company can market these products in the USA, Canada, Latin America, the countries that make up the Euro Zone member countries and Russia.

Patents, Trademarks and Licenses

The trademarks currently owned by the Company, and for which it intends to seek federal transaction registration are the marks NueEarth™, Re’Juvel™, Bio-Science™, NueCell™, NueStem Cell Matrix™ and NueStem Cell Lattice™. The Company may federally register other trademarks in the future as the need arises. It intends to patent the processes and designs as the need arises; however, the Company currently does not have any federally registered patents.

Competition

Renuéll Int’l, Inc.

The skin care and personal care industries are highly competitive. Many of the Company’s competitors are large, well-known companies that have considerably greater financial, sales, marketing, research and development and technical resources in the company. Additionally, these competitors have formulary capabilities that may allow them to formulate new and improved products that may compete with product lines that the Company develops and markets. In addition, competitors may elect to devote substantial resources to marketing their products to similar outlets and may choose to develop advertising, educational and information programs like this formulated by the Company to support their marketing efforts. The Company’s business, financial condition and results of operations could be materially and adversely affected by any one or more of such developments.

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

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item. We reserve the right not to provide risk factors in our future filings. Our primary risk factors and other considerations include:

Because the Company auditors have issued a going concern opinion, there is a substantial uncertainty that it will continue operations in which case one could lose one’s investment.

The auditors have issued a going concern opinion because of the Company’s recurring losses, negative working capital, stockholder’s deficit and the absence of revenue-generating operations.  This means that there is substantial doubt that it can continue as an ongoing business for the next twelve months. As such it may have to cease operations and you could lose your entire investment.

Mr. Scimeca and Mr. Stickler the Company’s two officers who also serve as the Company’s directors, currently devote approximately 30-40 hours per week to Company matters.  Neither of the two Company’s officers have much public company experience, and they are also involved in other business activities.  The Company’s needs could exceed the amount of time or level of experience they may have.  This could result in their inability to properly manage Company affairs, resulting in it remaining a start-up company with no revenues or profits.

Currently, Mr. Scimeca and Mr. Stickler serve as the only officers and directors of the Company.  The Company business plan does not provide for the hiring of any additional employees other than outlined in its Plan of Operations until sales will support the expense. Until that time the responsibility of developing the Company’s business and fulfilling the reporting requirements of a public company all fall upon the Company’s two officers who also serve as the Company’s directors.  While their business experience includes some management and marketing, though Charles J. Scimeca has had experience as a consultant to private companies going public, they do not have experience in a public company setting, including serving as a principal accounting officer or principal financial officer to a public company.  There is no formulated plan to resolve any possible conflict of interest with their other business activities.  In the event they are unable to fulfill any aspect of their duties to the Company, the Company may experience a shortfall or complete lack of sales resulting in little or no profits and eventual closure of its business.

Since we are a development stage company, that has generated minimal revenues and lacks an operating history, an investment in the shares offered herein is highly risky and could result in a complete loss of your investment if the Company is unsuccessful in its business plans.

This Company was incorporated in October 2009; it has just commenced its business operations; and it has generated minimal revenue.  There is minimal operating history upon which an evaluation of its future prospects can be made.  Based upon current plans, the Company expects to incur operating losses in future periods as it incurs significant expenses associated with the initial startup of its business.  Further, there is no guarantee that it will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future.  Any such failure could result in the possible closure of its business or force the company to seek additional capital through loans or additional sales of its equity securities to continue business operations, which would dilute the value of any shares you purchase.

The Company cannot predict when or if it will produce revenues which could result in a total loss of your investment if it is unsuccessful in its business plans.

The Company has generated only minimal revenues from operations.  In order for it to continue with its plans and keep the business operating, it must raise capital to do so.  There can be no assurance that it will generate more than minimal revenues or that those revenues will be sufficient to maintain its business.  As a result, one could lose all of one’s investment if one decides to purchase shares in this Company and it is not successful in its proposed business plans.

Commencement and development of operations will depend on the acceptance of its proposed business.  If the Company products are not deemed desirable and suitable for purchase and it cannot establish a customer base, it may not be able to generate any revenues, which would result in a failure of the business and a loss of any investment one makes in the shares.

The acceptance of the Company’s enhanced skin care products and the e-beam water purifier is critically important to its success. The Company cannot be certain that the products that it will be offering will be appealing and as a result there may not be any demand for these products and its sales could be limited and it may never realize any revenues. In addition, there are no assurances that if it alters or changes the products it offers in the future that the demand for these new products will develop and this could adversely affect the Company’s business and any possible revenues.

If demand for the products and services that the Company plans to offer slows, then its business would be materially affected.

Demand for products which it intends to sell depends on many factors, including:

•	the economy, and in periods of rapidly declining economic conditions, customers may defer luxury purchases or may choose alternate products.

•	the competitive environment in the skin care and water purification sectors may force it to reduce prices below its desired pricing level or increase promotional spending;

•	our ability to anticipate changes in consumer preferences and to meet customers’ needs for skin care products in a timely cost-effective manner;

•	our ability to maintain efficient, timely and cost-effective production and delivery of the products and services; and,
•	our ability to identify and respond successfully to emerging trends in the skin care, hair care, personal care, and water purification industries.

For the long term, demand for the products and services that it plans to offer may be affected by:

•	the ability to establish, maintain and eventually grow market share in a competitive environment;

•

our ability to deliver of our products and services globally, geopolitical changes, changes in government regulations, currency fluctuations, natural disasters, pandemics and other factors beyond the Company’s control may increase the cost of items it purchases, create communication issues or render product delivery difficult which could have a material adverse effect on its sales and profitability; and,

•	restrictions on access to North American markets and supplies.

All of these factors could result in immediate and longer term declines in the demand for the products and services that it plans to offer, which could adversely affect its sales, cash flows and overall financial condition.

The loss of the services of our two current officers and directors could severely impact the Company business operations and future development, which could result in a loss of revenues and one’s ability to ever sell any shares.

The Company’s performance is substantially dependent upon the professional expertise of its two current officers and directors.  The Company is dependent on their abilities to develop its business. If they were unable to perform their duties, this could have an adverse effect on Company business operations, financial condition and operating results if it is unable to replace them with other individuals qualified to develop and market its business. The loss of their services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in this Company.

The Skin Care and Water Purification industries are highly competitive.

The Company, through its two wholly-owned subsidiaries, expects to compete against a number of large well-established skin care and water purification companies with greater name recognition, a more comprehensive offering of products, and with substantially larger resources than the Company’s; including financial and marketing. In addition to these well-established competitors there are some smaller companies that have developed and are marketing similar products. There can be no assurance that it can compete successfully in the North American or Global markets.  If it cannot successfully compete in these highly competitive markets, it may never be able to generate revenues or become profitable.

The Company may not be able to successfully implement its business strategy, which could adversely affect its business, financial condition, results of operations and cash flows.

Successful implementation of its business strategy depends on factors specific to skin care products and the water purification market and numerous other factors that may be beyond its control.  Adverse changes in the following factors could undermine the business strategy and have a material adverse effect on its business, its financial condition, and results of operations and cash flow.

We may be unable to protect the Company’s intellectual property rights and may be subject to intellectual property litigation and infringement claims by third-parties.

We intend to protect the Company’s unpatented trade secrets and know-how through confidentiality or license agreements with third-parties, employees and consultants, and by controlling access to and distribution of our proprietary information. However, this method may not afford complete protection particularly in foreign countries where the laws may not protect the proprietary rights as fully as in the United States and unauthorized parties may copy or otherwise obtain and use the Company’s products, processes or technology and there can be no assurance that others will not independently develop similar know-how and trade secrets. If third-parties take actions that affect the Company’s rights or the value of its intellectual property, similar proprietary rights or reputation or it is unable to protect its intellectual property from infringement or misappropriation, other companies may be able to use its proprietary know-how to offer competitive products at lower prices and the Company may not be able to effectively compete against these companies.

The Company also faces the risk of claims that it has infringed third-parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose the Company to the following risks, among others, it may be required to:

• Defend against infringement claims which are expensive and time consuming;

• Cease making, licensing or using products that incorporate the challenged intellectual property;

• Re-design, re-engineer or re-brand the products or packaging; or,

• Enter into royalty or licensing agreements in order to obtain the right to use a third-party’s intellectual property.

Like other retailers, distributors and manufacturers of skin care and personal care products, the Company faces an inherent risk of exposure to product liability claims in the event that the use of the products that it sells results in injury.

While management believes the Company is currently materially compliant with regulations covering its products, it may be subjected to various product liability claims, including claims that the products it sells contain contaminants, are improperly labeled or include inadequate instructions as to use or inadequate warnings concerning side effects and interactions with other substances. In addition, it may be forced to defend lawsuits. While to date the Company has never been subject to any product liability claim, it cannot predict whether product liability claims will be brought against it in the future or the effect of any resulting adverse publicity on the business. Moreover, the Company may not have adequate resources in the event of a successful claim against it. If its insurance protection is inadequate and third-party vendors do not indemnify the Company, the successful assertion of product liability claims against it could result in potentially significant monetary damages. In addition, interactions of the products with other similar products, prescription medicines and over-the-counter drugs have not been fully explored.

The Company may also be exposed to claims relating to product advertising or product quality. People may purchase its products expecting certain physical results, unique to skin care and personal care products. If they do not perceive expected results to occur, certain individuals or groups of individuals may seek monetary retribution.

If our products become contaminated, our business could be seriously harmed.

We have adopted various quality, environmental, health and safety standards. However, our products may still not meet these standards or could otherwise become contaminated. A failure to meet these standards or contamination could occur in our operations or those of our bottlers, manufacturers, distributors or suppliers. Such a failure or contamination could result in expensive production interruptions, recalls and liability claims. Moreover, negative publicity could be generated even from false, unfounded or nominal liability claims or limited recalls. Any of these failures or occurrences could negatively affect our business and financial performance.

The Company’s business may be adversely affected by unfavorable publicity within the skin care or water purification markets.

Management believes that the skin care and water purification markets are significantly affected by national media attention. As with any retail provider, future scientific research or publicity may not be favorable to the industry or to any particular product, and may not be consistent with earlier favorable research or publicity. Because of the Company’s dependence on consumers’ perceptions, adverse publicity associated with illness or other adverse effects resulting from the use of its products or any similar products distributed by other companies and future reports of research that are perceived as less favorable or that question earlier research, could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is highly dependent upon consumers’ perceptions of the safety and quality of the products as well as similar products distributed by other companies. Thus, the mere publication of reports asserting that skin care or personal care products may be harmful or questioning their efficacy could have a material adverse effect on the Company’s business, financial condition and results of operations, regardless of whether such reports are scientifically supported or whether the claimed harmful effects would be present at the dosages recommended for such products.

As the Company intends to be conducting international business transactions, it will be exposed to local business risks in different countries, which could have a material adverse effect on its financial condition or results of operations.

The Company intends to promote and sell its products internationally by virtue of the global access to its skin care products line and it expects to have customers located in several countries. The Company’s international operations will be subject to risks inherent in doing business in foreign countries, including, but not necessarily limited to:

• new and different legal and regulatory requirements in local jurisdictions;

• potentially adverse tax consequences, including imposition or increase of taxes on transactions or withholding and other taxes on remittances and other payments by subsidiaries;

• risk of nationalization of private enterprises by foreign governments;

• legal restrictions on doing business in or with certain nations, certain parties and/or certain products; and,

• local economic, political and social conditions, including the possibility of hyperinflationary conditions and political instability.

The Company may not be successful in developing and implementing policies and strategies to address the foregoing factors in a timely and effective manner in the locations where it will do business. Consequently, the occurrence of one or more of the foregoing factors could have a material adverse effect on its base operations and upon its financial condition and results of operations.

Since our products will be available over the Internet in foreign countries and the Company will have customers residing in foreign countries, foreign jurisdictions may require it to qualify to do business in their country. It will be required to comply with certain laws and regulations of each country in which it conducts business, including laws and regulations currently in place or which may be enacted related to Internet services available to the residents of each country from online sites located elsewhere.

The Company operations in developing markets could expose it to political, economic and regulatory risks that are greater than those it may face in established markets. Further, its international operations may require it to comply with additional United States and international regulations.

For example, it may be required to comply with the Foreign Corrupt Practices Act, or "FCPA," which prohibits companies or their agents and employees from providing anything of value to a foreign official or agent thereof for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. The Company may operate in some nations that have experienced significant levels of governmental corruption. Its employees, agents and contractors, including companies to which it outsources business operations, may take actions in violation of its policies and legal requirements. Such violations, even if prohibited by its policies and procedures, could have an adverse effect on its business and reputation. Any failure by the Company to ensure that its employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial civil and criminal penalties or restrictions on its ability to conduct business in certain foreign jurisdictions, and its results of operations and financial condition could be materially and adversely affected.

In addition, the Company’s ability to attract and retain customers may be adversely affected if the reputations of the other enhanced skin care products or water purification systems rely on faulty science. The perception of untrustworthiness within the skin care industry or of water purification could materially adversely affect its ability to attract and retain customers.

If the Company fails to promote and maintain its brand in the market, the businesses, operating results, financial condition, and ability to attract customers will be materially adversely affected.

The Company’s success depends on its ability to create and maintain brand awareness of its product and service offerings. This may require a significant amount of capital to allow it to market the products and establish brand recognition and customer loyalty. Many of its competitors in this market are larger than the Company and have substantially greater financial resources. Additionally, many of the companies offering similar products have already established their brand identity within the marketplace. The Company can offer no assurances that it will be successful in establishing awareness of its brand allowing it to compete in this market. The importance of brand recognition will continue to increase because low barriers of entry to the industries in which the Company operates may result in an increased number of direct competitors. To promote its brands, the Company may be required to continue to increase its financial commitment to creating and maintaining brand awareness. It may not generate a corresponding increase in revenue to justify these costs.

The Company’s Renuéll skin cream products may require FDA approved testing to establish benefit claims and their efficacy.

While the majority of the active ingredients in the Renuéll skin cream products have undergone independent third-party testing to establish benefit claims and efficacy, certain ingredients contained in the products and its future products may require FDA approved testing to establish the benefit claims or their safety and efficacy. Such testing can require a significant amount of resources and there is no assurance that such testing will be favorable to the claims the Company makes for the products, or that the cumulative authority established by such testing will be sufficient to support the claims. Moreover, both the findings and methodology of all FDA approved testing are subject to challenge by scientific bodies. If the findings of FDA approved testing are challenged or found to be insufficient to support the claims, additional testing may be required, or products may require re-formation, in order for the Company to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on the product ingredients combined in the product formulations. Accordingly, there can be no assurance that the products, even when used as directed, will have the effects intended. In the event the Company is unable to substantiate benefit claims or efficacy, or in the event that historical testing is refuted, market acceptance for the products may decrease or not develop, which would have a detrimental effect on the Company’s business.

As an “emerging growth company” under the jumpstart our business startups act (the “JOBS Act”), the Company is permitted to rely on exemptions from certain disclosure requirements.

TAIC qualifies as an “emerging growth company” under the JOBS Act. As a result, it is permitted to, and intends to, rely on exemptions from certain disclosure requirements. For so long as the Company is an emerging growth company, it will not be required to:

•	have an auditor report on its internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company will remain an emerging growth company for up to five full fiscal years, although if the market value of its common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, it would cease to be an emerging growth company as of the following December 31, or if its annual revenues exceed $1 billion, it would cease to be an emerging growth company the following fiscal year, or if it issues more than $1 billion in non-convertible debt in a three-year period, the Company would cease to be an emerging growth company immediately.

The Company will elect to take advantage of the extended transition period for complying with new or revised accounting standards under section 102(b)(1).

This election allows the Company to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election the financial statements may not be comparable to companies that comply with public company effective dates.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Bulletin Board. Our common stock has been quoted on the OTC Bulletin Board since February 12, 2014, trading under the symbol “TCHA.” As of March 31, 2014, the Company has not begun trading on the OTCBB.

Record Holders

As of February 20, 2014, there were 117,363,000 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 75 holders of record, based on information provided by our transfer agent.

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

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one year from date of exercise.

On October 2, 2013, the holders of convertible notes converted $50,000 of principal and interest into 100,000 shares of its common stock at a price of $0.50, per share.

In March and April 2014, the Company issued 559,000 restricted shares of common stock for $279,500 at $0.50 per share. In conjunction with the stock issuance in March and April, 2014, the Company issued 559,000 Warrants to purchase 559,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire on the later of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) 180 days from the date of issuance.

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

Working Capital

	December 31, 2013 $	December 31, 2012 $
Current Assets	84,662	299,919
Current Liabilities	1,207,335	782,325
Working Capital (Deficit)	(1,122,673)	(482,406)

Cash Flows

	December 31, 2013 $	For the Period from October 14, 2009 (date of inception) to December 31, 2013 $
Cash Flows from (used in) Operating Activities	(297,964)	(1,206,317)
Cash Flows from (used in) Investing Activities	(10,000)	(33,723)
Cash Flows from (used in) Financing Activities	192,158	1,244,931
Net Increase (decrease) in Cash During Period	(115,806)	4,891

Results for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenues:

The Company’s revenues were $51,559 for the year ended December 31, 2013 compared to $7,979 in 2012.  This represents an increase of $43,580 or 546%.  The increase is directly attributable to the Company starting to commence marketing for its product.

Cost of Revenues:

The Company’s cost of revenue was $26,805 for the year ended December 31, 2013 compared to $3,869 in 2012.  This represents an increase of $22,936 or 592%.  The increase in cost of revenues is directly attributable to the increase in sales during 2013.

Gross Profit/Loss:

For the twelve months ended December 31, 2013, our total gross profit increased by $20,644 or 502% to $24,754 from $4,110 in 2012.  As a percent of sales, gross profit decreased to 48% in 2013 as compared to 51.5% in 2012.  The decrease is attributable to product costs.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended December 31, 2013, general and administrative expenses decreased to $554,460 from $681,875 compared to the year ended December 31, 2012 representing a decrease of $127,415 or 18%.  The decrease is primarily attributable to decreases in advertising and marketing costs, consulting fees and officer compensation

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2013 through December 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $227,642.

Net Loss:

Our net loss for the year ended December 31, 2013 was $715,546 compared to a net loss of $834,079 for the year ended December 31, 2012, a decrease of $118,533 or 14%.  The net loss is influenced by the matters discussed in the other sections of this MD&A.

Results for the Period from October 14, 2009 (Inception) through December 31, 2013

Revenues:

The Company’s revenues were $51,559 for the year ended December 31, 2013 compare to $61,038 for the period from inception to December 31, 2013.

Cost of Revenues

The Company’s cost of revenue was $26,805 for the year ended December 31, 2013 compared to $31,299 for the period from inception to December 31, 2013.

Gross Profit/Loss.

For the twelve months ended December 31, 2013, our total gross profit was $24,754 compared to $29,739 for the period from inception to December 31, 2013.

General and Administrative Expenses.

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended December 31, 2013, general and administrative expenses was $554,460 compared to $1,492,494 for the period from inception to December 31, 2013.

Other Income (Expense):

Other income (expense) for the period October 14, 2009 (inception) through December 31, 2013 was $(342,154).  Other income (expense) consisted of gain on derivative valuation and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2012 through December 31, 2013.  Interest expense is primarily attributable the initial interest expense associated with the valuation of derivative instruments at issuance and the accretion of the convertible debentures over their respective terms.  Interest associated with the derivative instruments amounted to approximately $227,642.

Net Loss.

Net loss for the period October 14, 2009 (inception) through December 31, 2013 was $(1,804,909). The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

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

As of December 31, 2013, total current assets were $84,662, which consisted primarily of cash, inventory and deposits.

As of December 31, 2013, total current liabilities were $1,207,335, which consisted primarily of accounts payable and accrued expenses, a loan from a related party, related party advances and convertible debentures. We had negative net working capital of $(1,122,673) as of December 31, 2013.

During the period from October 14, 2009 (inception) through December 31, 2013, operating activities used cash of $(1,212,317). The cash used by operating activities related to general and administrative expenses, the purchase of inventory for resale and non-cash items related to derivative instruments. Except for cash in the amount of $51,559 from sales of our products, all of the cash during this period was provided by related party transactions, capital contributions and convertible debentures.

Intangible Assets

The Company’s intangible assets were $0 as of December 31, 2013.

Material Commitments

The Company’s material commitments were $0 as of December 31, 2013.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
( A DEVELOPMENT STAGE COMPANY )

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENT TABLE OF CONTENTS

December 31, 2013

Independent Registered Public Accounting Firm
Sadler Gibb & Associates, LLC	F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders' Deficit	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying consolidated balance sheets of  and subsidiaries (a development stage company) (the Company) as of  and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended and for the cumulative period from October 14, 2009 (date of inception) through .  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of  as of , and the results of their operations and cash flows for the years then ended and for the cumulative period from October 14, 2009 (date of inception) through , in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company is in the development stage, has not earned any appreciable revenue, has suffered net losses and has had negative cash flows from operating activities during the years ended  and for the cumulative period from October 14, 2009 (date of inception) through .  These and other factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2014

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$4,891	$120,697
Accounts receivable	-	-
Inventories	70,862	125,408
Deposits	7,000	50,000
Other current assets	1,909	3,814
Total current assets	84,662	299,919
Trademarks, net	1,940	2,049
Machinery and equipment, net	19,371	13,462
Total assets	$105,973	$315,430

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Accounts payable and accrued expenses	$344,415	$193,894
Advances from affiliate	237,480	157,843
Loan from affiliate	77,401	88,880
Convertible debentures (net of debt discount of $75,902 and $0, respectively)	198,099	65,708
Derivative liability	349,940	276,000
Total current liabilities	1,207,335	782,325
Total liabilities	1,207,335	782,325
Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
117,348,000 and 117,248,000 shares issued and outstanding at
December 31, 2013 and December 31, 2012, respectively.	117,348	117,248
Additional paid in capital	586,199	505,220
Accumulated deficit	(1,804,909)	(1,089,363)
Total shareholders' deficit	(1,101,362)	(466,895)
Total liabilities and shareholders' deficit	$105,973	$315,430

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31, 2013 and 2012 and Period from October 14, 2009
(Inception of Development Stage) through December 31, 2013

	Year Ended December 31,		Period from October 14, 2009 (inception of development stage) through December
	2013	2012	31, 2013

Revenues	$ 51,559	7,979	$ 61,038

Cost of revenues	26,805	3,869	$ 31,299

Gross profit	24,754	4,110	29,739

Expenses
General and administrative	554,460	681,875	1,492,494

Loss From Operation	(529,706)	(677,765)	(1,462,755)

Other income (expense)
Gain (loss) on derivative valuation	64,232	77,200	141,432
Gain on forgiveness of debts	1,000	-	1,000
Interest expense	(251,072)	(233,514)	(484,586)
Total other income (expense)	(185,840)	(156,314)	(342,154)

Net loss	$ (715,546)	$ (834,079)	$ (1,804,909)

Loss per share
Basic and diluted	($0.01)	($0.01)

Weighted average number of shares
Basic and diluted	117,248,274	117,215,574

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Period from Inception (October 14, 2009) to December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, October 14, 2009, 2010 (Inception)	-	$ -	$ -	$ -	$ -
Shares issued for cash	3,000,000	3,000	-	-	3,000
Net loss				(2,575)	(2,575)

Balance, December 31, 2009	3,000,000	3,000	0	(2,575)	425

Shares issued for equipment	100,000	100			100
Net Loss				(24,871)	(24,871)

Balance, December 31, 2010	3,100,000	3,100	0	(27,446)	(24,346)
Shares issued for cancellation of debt	101,800,000	101,800			101,800
Shares issued for services rendered	11,318,000	11,318			11,318
Shares issued for cash	236,000	236	117,764		118,000
Syndication costs			(8,750)		(8,750)
Net Loss				(227,838)	(227,838)
Balance, December 31, 2011	116,454,000	116,454	109,014	(255,284)	(29,816)
Shares issued for cash	794,000	794	396,206		397,000
Net Loss				(834,079)	(834,079)
Balance, December 31, 2012	117,248,000	117,248	505,220	(1,089,363)	(466,895)
Shares issued for convertible notes converted	100,000	100	80,979		81,079
Net Loss				(715,546)	(715,546)
Balance, December 31, 2013	117,348,000	$ 117,348	$ 586,199	$ (1,804,909)	$ (1,101,362)

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2013	Year ended December 31, 2012	Period from October 14, 2009 (inception of development stage) through December 31, 2013
Cash flows from operating activities
Net loss	(715,546)	(834,079)	(1,804,909)
Adjustments to reconcile net income to
net cash used in operating activities:
Loss (Gain) on derivative valuation	(64,232)	(77,200)	(141,432)
Gain on forgiveness of debts	(1,000)		(1,000)
Amortization of debt discount	227,642	218,908	446,550
Depreciation and amortization	4,200	4,182	12,512
Shares issued for cancellation of debt			-
Shares issued for services rendered		-	11,318
Change in current assets and current liabilities:			-
(Increase) in accounts receivable	-		-
(Increase) decrease in inventory	54,546	(125,408)	(70,862)
(Increase) decrease in deposits	43,000	(50,000)	(7,000)
(Increase) decrease in other current assets	1,905	1,151	(1,909)
Increase in accounts payable and accrued expenses	151,521	183,894	345,415
Increase (decrease) in other current liabilities	-	(430)	-
Net cash used in operating activities	(297,964)	(678,982)	(1,121,316)
Cash flows from investing activities
Purchase of equipment	(10,000)	-	(31,553)
Increase in trademarks	-	(470)	(2,170)
Net cash used in investing activities	(10,000)	(470)	(33,723)
Cash flows from financing activities

Advances from (to) affiliate, net	131,968	39,906	391,611
Proceeds from loan from affiliate	-	125,000	125,000
Repayment of loan from affiliate	(63,810)	(36,120)	(99,930)
Proceeds from issuance of convertible debentures	124,000	100,000	324,000
Proceeds from issuance of common stock	-	397,000	509,250
Net cash provided by financing activities	192,158	625,786	1,244,931
Net change in cash and cash equivalents	(115,806)	(53,666)	4,891
Cash and cash equivalents, beginning balance	120,697	174,363	-
Cash and cash equivalents, ending balance	4,891	120,697	4,891
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	$ -	$ 100,000.00
Issuance of common stock - shareholder note payable	$ -	$ -	$ 101,800.00
Issuance of common stock for services	$ -	$ -	$ 11,318.00

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

(Notes to the Consolidated Financial Statements

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

There were no contingencies which could be evaluated at December 31, 2013.

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

The estimated future amortization expense related to trademarks as of December 31, 2013 is as follows:

2014	$ 109
2015	109
2016	109
2017	109
2018	109
Thereafter	1,395

Amortization expense for the years ended December 31, 2013 and 2012 was $109 and $101, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of definite-lived assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flow expected to be generated by the asset.  If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future cash flows.  Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.  Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.  There were no impaired assets at December 31, 2013.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition."  Sales revenue which has been insignificant to December 31, 2013, is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  Such costs were approximately $8,319 and $7,700 for the years ended December 31, 2013 and 2012, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred.  Expense recorded for the years ended December 31, 2013 and 2012 were approximately $86,442 and $72,600, respectively.

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

As of December 31, 2013 and December 31, 2012, the derivative liabilities amounted to $349,940 and $276,000, respectively.  In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

Derivative Financial Instruments

Derivative financial instruments, as defined in Financial Accounting Standards, consist of financial instruments or other contracts that contain a notional amount and one or more underlying components (e.g. interest rate, security price or other variable), require no initial net investment and permit net settlement.  Derivative financial instruments may be free-standing or embedded in other financial instruments.  Further, derivative financial instruments are initially, and subsequently, measured at fair value and recorded as liabilities or, in rare instances, assets.  The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market or foreign-currency risks.  However, the Company has entered into various types of financing arrangements to fund its business capital requirements, including convertible debt and other financial instruments indexed to the Company’s own stock.  These contracts require careful evaluation to determine whether derivative features embedded in host contracts require bifurcation and fair value measurement or, in the case of freestanding derivatives (principally warrants) whether certain conditions for equity classification have been achieved.  In instances where derivative financial instruments require liability classification, the Company is required to initially, and subsequently, measure such instruments at fair value.  Accordingly, the Company adjusts the fair value of these derivative components at each reporting period through a charge to income until such time as the instruments acquire classification in stockholders’ equity. See Note 9 for additional information.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.  No interest expense or penalties have been assessed as of, and for the years ended, December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash accounts.  The Company places its cash in what it believes to be credit-worthy financial institutions.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2013 and 2012, the Company’s cash balances did not exceed federally insured limits.

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

For the years ended December 31, 2013 and 2012, there were warrants to purchase 100,000 shares and 794,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2013 and 2012.

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

2.  Major Customers

Two and three customers accounted for approximately 70% and 44% of total sales for the years ended December 31, 2013 and 2012, respectively.

3.  Commitments and Contingencies

The Company leases its corporate office space under a month to month lease

Rent expense was approximately $4,194 and $37,700 for the years ended December 31, 2013 and 2012, respectively.

During August 2012, the Company entered into a two-year commission agreement whereby it will pay a $35 commission for each product sold.  The agreement will automatically renew in one-year increments unless cancelled in writing sixty-days prior to expiration.

As of December 31, 2013 and through the date of these financial statements, the Company has no insurance policies in place.  As of the date of these financial statements, the Company has not been advised of any liability or claims against it.

4.  Inventories

Inventories, as of December 31, 2013 and 2012, consisted of the following:

	December 31,
	2013	2012
Raw materials	$-	$-
Work-in-process	-	-
Finished goods	70,862	125,408
Total Inventories, net	$70,862	$125,408

No reserves for inventory have been deemed necessary at December 31, 2013.

5.  Machinery and Equipment

Machinery and equipment, as of December 31, 2013 and December 31, 2012, consisted of the following:

	Estimated Useful Lives	December 31, 2013	December 31, 2012

Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	13,418	3,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(12,282)	(8,191)

		$ 19,371	$ 13,462

Depreciation expense for the years ended December 31, 2013 and 2012 was $4,091 and $4,081, respectively.

6.  Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 50,000 warrants to purchase a 50,000 shares of common stock exercisable at $1.00 per share. As of December 31, 2013, the convertible debenture was $75,000.

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 50,000 warrants to purchase a 50,000 shares of common stock exercisable at $1.00 per share.  As of December 31, 2013, the convertible debenture was $75,000.

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

The following table reflects the components of the initial allocation:

Compound derivative	$ 521,452
Convertible debentures payable, net of discount	-
Interest expense	197,452
$ 324,000

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

Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $197,452.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates.  Please also see Note 9.

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the years ended December 31, 2013 and 2012 amounted to $182,197 and $65,708 which have been included as a component of interest expense.

7. Common Stock

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

In December 31, 2013, the Company issued 100,000 shares of its common stock at $0.50 for conversion of convertible debenture of $50,000.

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

Warrants to purchase up to1,030,000 shares of common stock were issued in accordance with the Private Placement Memorandum stated above.  Of these issuances, warrants to purchase up to 236,000 shares and 794,000 shares of common stock expired during 2012 and 2013.

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance. No issuances have been sold from this offering as of December 31, 2013.

In December 2013, the Noteholder elected to convert $50,000 into 100,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 100,000 warrants to purchase an 100,000 shares of common stock exercisable at $1.00 per share.

The following table summarizes all warrant activity for the years ended December 31, 2013 and 2012:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2011	236,000	1.00

Exercisable at December 31, 2011	236,000	1.00
Granted	794,000	1.00
Exercised	-
Forfeited	-
Expired	236,000	1.00
Outstanding, December 31, 2012	794,000	1.00

Exercisable at December 31, 2012	794,000	1.00
Granted	100,000	1.00
Exercised	-
Forfeited	-
Expired	794,000	1.00
Outstanding, December 31, 2013	100,000	1.00

Exercisable at December 31, 2013	100,000	1.00

8.  Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2013

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative liability	$ -	$ 349,940	$ -	$ 349,940
	Level 1	Level 2	Level 3	Fair Value at December 31, 2012
Liabilities
Derivative liability	$ -	$ 276,000	$ -	$ 276,000

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2011	-
Derivative liability recorded	353,200
Fair value adjustment	(77,200)
Balance as of December 31, 2012	$276,000
Derivative liability recorded	266,912
Adjustment due to conversion	(31,080)
Fair value adjustment	(161,892)
Balance as of December 31, 2012	$349,940

9.  Derivative Financial Instruments

The balance sheet caption derivative liability consists of derivative features embedded in convertible debentures including the conversion feature and warrants which have anti-dilution protections.  These derivative financial instruments are indexed to an aggregate of 1,296,000 shares of the Company’s common stock as of December 31, 2013 and are carried at fair value.  The balance at December 31, 2013 and 2012 was $349,940 and $276,000, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Merton Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes models at December 31, 2013 include the following:

Risk-free interest rate	0.13%
Estimated volatility	192%
Dividend rate	None
Estimated term in years	1.0 – 3.0

10.  Income Taxes

Deferred income taxes for 2013 and 2012 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The effects of temporary differences and carry-forwards at December 31, 2013 and 2012 are as follows:

Deferred tax assets:	December 31, 2013	December 31, 2012
Net operating loss carry-over	$613,669	$370,383
Derivative liability	(48,097)	(26,248)
Common stock issued for services rendered	3,848	3,848
Valuation allowance	(506,080)	(318,355)
Deferred tax assets per books	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2013 and 2012 due to the following:

	December 31, 2013	December 31, 2012
Income tax expense at statutory rate	$(243,286)	$(283,587)
Gain (loss) on derivative valuation	21,839	(26,248)
Common stock issued for services rendered	-	-
Interest on derivative	77,398	74,429
Valuation allowance	187,726	235,406
Income tax expense per books	$-	$-

As of December 31, 2013, the Company had net operating loss carry forwards for income purposes of approximately $613,669 ($370,383 as of December 31, 2012) that may be offset against future taxable income.  The net operating loss carry-forwards expire through the year 2033.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future.

11.  Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2013 and 2012 were approximately $137,702 and $142,700, respectively.  Payments of approximately $50,065 and $102,800 were made during the years ended December 31, 2013 and 2012, respectively, resulting in amounts due to the affiliate at December 31, 2013 and 2012 are approximately $237,480 and $157,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $11,479 and $36,120 towards the loan amount during 2013 and 2012.  The outstanding balance as of December 31, 2013 and 2012 is $77,401 and $88,880. During 2013, the Company accrued the interest $8,225.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2013 and 2012, the Company recorded expense of approximately $1,052 and $10,400, respectively.

12.  Significant Agreement

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

13.  Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from December 31, 2013 through the filing with the SEC.

In March and April 2014, the Company issued 559,000 restricted shares of common stock for $279,500 at $0.50 per share. In conjunction with the stock issuance in March and April, 2014, the Company issued 559,000 Warrants to purchase 559,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire on the later of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) 180 days from the date of issuance.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

CHANGES IN REGISTRANT’S CERTIFYING ACCOUNTANT

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

In connection with the preparation of our annual report as of December 31, 2013, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2013, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2013, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2013. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2013, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes are being implemented during the fiscal 2014 year to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we are implementing to remediate the material weaknesses in internal control over financial reporting will have a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

Once the Company is engaged in a business of merit and has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

Our Board of Directors will nominate an audit committee or a financial expert on our Board of Directors in fiscal 2014.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2013, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2013 and 2012. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles J. Scimeca (1) President, CEO, CFO, Secretary, Treasurer and Director	2013	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000-
	2012	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
John Stickler Vice President, Director (1)(2)	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2012	$-0-	-0-	-0-	-0-	-0-	-0-	60,000(3)	$60,000

(1)

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Charles J. Scimeca 1001 Brickell Bay Drive, Suite 1716 Miami, FL 33131	Common	104,800,000	88.5%
All Officers and Directors as a Group (1 Person)	Common	104,800,000	88.5%

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

(2)

Based on 118,291,043 issued and outstanding shares of common stock as of April 15, 2014.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2013 and 2012 were approximately $142,700 and $218,300, respectively.  Amounts due to the affiliate at December 31, 2013 and 2012 are approximately $237,000 and $157,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance as of December 31, 2013 is $88,880.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2013 and 2012, the Company recorded expense of approximately $10,400 and $0.00, respectively.  No amounts were due at December 31, 2013 or 2012.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Audit fees	$23,000	$23,000
Audit-related fees	$-	$0
Tax fees	$-	$0
All other fees	$-	$0
Total	$23,000	$23,000

Audit Fees

During the fiscal years ended December 31, 2013, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2013.

During the fiscal year ended December 31, 2012, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2012.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010.	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010.	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010.	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.8	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.10	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 15, 2014 /s/ Charles J. Scimeca By: Charles J. Scimeca Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2014 /s/ Charles J. Scimeca Charles J. Scimeca – Director Dated: April 15, 2014 /s/ John Stickler John Stickler – Director