Form 10-K/A
period 2013-12-31
Technology Applications International Corp
filed 2014-04-24
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment #1

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

Documents incorporated by reference: None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Technology Applications International Corporation (the "Company") for the year ended December 31, 2013, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2014, (the "Original Filing"), is being filed solely to include the XBRL Exhibits.

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

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010.	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010.	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010.	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.8	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.10	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 24, 2014 /s/ Charles J. Scimeca By: Charles J. Scimeca Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 24, 2014 /s/ Charles J. Scimeca Charles J. Scimeca – Director Dated: April 24, 2014 /s/ John Stickler John Stickler – Director

5