Form 10-Q
period 2014-03-31
Technology Applications International Corp
filed 2014-05-20
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

(786) 787-0402

(Registrant’s telephone number)

Copy of all Communications to:

Law Office of Andrew Coldicutt

1220 Rosecrans Street, PMB 258

San Diego, CA 92106

Phone: 619-228-4970

Info@ColdicuttLaw.com

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of May 20, 2014, there were 118,581,119 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”TAIC,” “NUUU,” “Renuell Int’l,” “NueEarth,” "our," "us," the "Company," refers to Technology Applications International Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$218,312	$4,891
Inventories	88,420	70,862
Deposits	7,000	7,000
Other current assets	1,909	1,909
Total current assets	315,641	84,662
Trademarks, net	1,914	1,940
Machinery and equipment, net	18,189	19,371
Total assets	$335,744	$105,973
LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$351,465	$344,415
Advances from affiliate	340,757	237,480
Loan from affiliate	77,401	77,401
Convertible debentures (net of debt discount of $9,611 and $75,902, respectively)	10,388	198,099
Derivative liability	2,557,054	349,940

Total current liabilities	3,337,065	1,207,335

Total liabilities	3,337,065	1,207,335
Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
118,514,615 and 117,348,000 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively.	118,515	117,348
Additional paid in capital	1,139,346	586,199
Subscription receivable	(66,500)
Accumulated deficit	(4,192,682)	(1,804,909)
Total shareholders' deficit	(3,001,321)	(1,101,362)
Total liabilities and shareholders' deficit	$335,744	$105,973

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2014 and 2013 and Period from October 14, 2009
(Inception of Development Stage) through March 31, 2014

	Three Months Ended March 31,		Period from October 14, 2009 (inception of development stage) through
	2014	2013	March 31, 2014

Revenues	$ 2,268	10,047	$ 63,306

Cost of revenues	2,920	5,449	$ 34,219

Gross profit	(652)	4,598	29,087

Expenses
General and administrative	128,728	138,658	1,621,222

Loss From Operation	(129,380)	(134,060)	(1,592,135)

Other income (expense)
Gain (loss) on derivative valuation	(1,926,797)	(25,000)	(1,785,365)
Gain on forgiveness of debts	-	-	1,000
Derivative expense	(251,814)	-	(251,814)
Interest expense	(79,782)	(29,374)	(564,368)
Total other income (expense)	(2,258,393)	(54,374)	(2,600,547)
Net loss	(2,387,773)	(188,434)	(4,192,682)

Loss per share
Basic and diluted	($0.02)	($0.00)

Weighted average number of shares
Basic and diluted	117,742,089	117,248,000

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31, 2014	Three months ended March 31, 2013	Period from October 14, 2009 (inception of development stage) through March 31, 2014
Cash flows from operating activities
Net loss	(2,387,773)	(188,434)	(4,192,682)
Adjustments to reconcile net income to
net cash used in operating activities:
Loss (Gain) on derivative valuation	1,926,797	25,000	1,785,365
Derivative expense	251,814	-	251,814
Gain on forgiveness of debts	-		(1,000)
Amortization of discount on convertible debentures	66,289	24,658	512,839
Depreciation and amortization	1,208	1,020	13,720
Shares issued for services rendered		-	11,318
Change in current assets and current liabilities:
Accounts receivable	-	(307)	-
Inventory	(17,558)	3,139	(88,420)
Deposits	-	(10,000)	(7,000)
Other current assets	-	1,852	(1,909)
Accounts payable and accrued expenses	35,367	30,928	380,782
Other current liabilities	-	12,000	-
Net cash used in operating activities	(123,856)	(100,144)	(1,335,173)
Cash flows from investing activities
Purchase of equipment	-	-	(31,553)
Increase in trademarks	-	-	(2,170)
Net cash used in investing activities	-	-	(33,723)
Cash flows from financing activities
Proceeds from short-term advance		-	-
Advances from (to) affiliate, net	114,058	(7,819)	505,669
Proceeds from loan from affiliate	-	-	125,000
Repayment of loan from affiliate	(10,781)	-	(110,711)
Proceeds from issuance of convertible debentures	-	-	324,000
Proceeds from issuance of common stock	234,000	-	743,250
Net cash provided by (used in) financing activities	337,277	(7,819)	1,587,208
Net change in cash and cash equivalents	213,421	(107,963)	218,312
Cash and cash equivalents, beginning balance	4,891	120,697	-
Cash and cash equivalents, ending balance	218,312	12,734	218,312
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	$ -	$ 100,000.00
Issuance of common stock - shareholder note payable	$ -	$ -	$ 101,800.00
Issuance of common stock for services	$ -	$ -	$ 11,318.00
Issuance of common stock for convertible notes converted	$ 486,983.00	$ -	$ 486,983.00
Subscription receivable	$ 66,500.00	$ -	$ 66,500.00

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

	March 31, 2014	December 31 2013

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	88,420	70,862

Total Inventories	$ 88,420	$ 70,862

No reserves for inventory have been deemed necessary at March 31, 2014.

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

Machinery and equipment, as of March 31, 2014 and December 31, 2013, consisted of the following:

	Estimated Useful Lives	March 31, 2014	December 31, 2013

Computer Equipment	3 Years	$ 4,162	$ 4,162
Machinery and equipment	5 Years	13,418	13,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(13,464)	(12,282)
		$ 18,189	$ 19,371

Depreciation expense for the three month periods ended March 31, 2014 and 2013 were $1,182 and $993, respectively.

4.

Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $84,143 (including accrued interest of $9,143) into 168,285 shares of the Company’s Common Stock at $0.50 per share. The Company issued 218,285 warrants to purchase 218,285 shares of common stock exercisable at $1.00 per share. As of March 31, 2013, 218,285 warrants are not exercised. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014).

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and is payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $88,273 (including accrued interest of $13,273) into 176,515 shares of the Company’s Common Stock at $0.50 per share. The Company issued 226,515 warrants to purchase 226,515 shares of common stock exercisable at $1.00 per share. As of March 31, 2013, 226,515 warrants are not exercised. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014).

On May 23, May 31, June 10, July 29, August 14, and September 25, 2013, the Company issued a $10,000, $10,000, $25,000, $4,000, $50,000 and $20,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and is payable May 18, May 26, June 5, 2014, July 24, august 9, September 20, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In February 2014, the Noteholder elected to convert $110,866 (including accrued interest of $6,866) into 220,785 shares of the Company’s Common Stock at $0.50 per share. The Company issued 220,785 warrants to purchase 220,785 shares of common stock exercisable at $1.00 per share. As of March 31, 2013, 220,785 warrants are not exercised. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014). As of March31, 2014, the convertible debenture was $21,025 (including accrued interest of $1,025). In April 2014, the Noteholder elected to convert $20,767 (including accrued interest of $767) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share.

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

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the years ended March 31, 2014 and December 31, 2013 amounted to $66,289 and $182,197 which have been included as a component of interest expense. During the quarter ended March 31, 2014 the Company converted $254,000 of the convertible debt into 485,000 shares of the Company’s common stock. The balance of the convertible debt as of March 31, 2014 is $19,999 with a debt discount of $9,611, for net convertible debt of $10,388.

5.

Capital Stock

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

In February 2014, the Company issued 565,615 shares of its common stock at $0.50 for conversion of convertible debenture of $254,000.

In March 2014, the Company issued 485,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $234,000. Also, the Company issued 485,000 warrants to purchase 485,000 shares of common stock exercisable at $1.00 per share.

In March 2014, the Company entered into stock subscription agreement of 133,000 shares at $0.50 per share. The Company recorded $66,500 as subscription receivable. The Company issued 133,000 warrants to purchase to purchase 133,000 shares of common stock exercisable at $1.00 per share.

Due to a ratchet provision, the warrants issued during the period were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $367,916 including $251,814 of amounts that exceeded the proceeds of the common stock and were therefore expensed immediately to derivative expense.

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

In December 2013, the Noteholder elected to convert $50,000 into 100,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 100,000 warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share.

The following table summarizes all warrant activity for the period ended March 31, 2014 and December 31, 2013:

	Shares	Weighted-Average Exercise Price Per Share
Exercisable at December 31, 2013	100,000	1.00
Granted	1,149,000	1.00
Expired	100,000
Outstanding, March 31, 2014	1,149,000	1.00

6.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at March 31, 2014
Liabilities
Derivative Liability	-	-	$ 2,557,054	$ 2,557,054

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	-	$ 349,940	$ 349,940

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2012	$ 276,000
Derivative liability recorded	266,912
Adjustment due to conversion	(31,080)
Fair value adjustment	(161892)
Balance at December 31, 2013	349,940
Adjustment due to conversion	(87,599)
New warrant issued with stock	367,916
Fair value adjustment	1,926,797
Balance at March 31, 2014	2,557,054

7.

Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at March 31, 2014 and December 31, 2013 are approximately 341,000 and $237,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance at March 31, 2014 and December 31, 2013 is $77,401.

8.

Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from January 1, 2014 through the filing with the SEC.  The Company did not have any material recognizable subsequent events during this period.

On April 2014, the Noteholder elected to convert $20,767 (including accrued interest of $767) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 180 days after stock issuance date.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2014 $	December 31, 2013 $
Current Assets	315,641	84,662
Current Liabilities	3,337,065	1,207,335
Working Capital (Deficit)	(3,021,424)	(1,122,673)

Cash Flows

	March 31, 2014 $	March 31, 2013 $
Cash Flows used in Operating Activities	(123,856)	(100,144)
Cash Flows provided used in Financing Activities	(337,277)	(7,819)
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	213,421	(107,963)

Results for the Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013

Operating Revenues

The Company’s revenues were $2,268 for the three months ended March 31, 2014 compared to $10,047 for the same period in 2013.  This represents a decrease of $7,779 or 77% which is attributable to the Company’s efforts to develop the product and create relationships with major retailers.

Cost of Revenues

The Company’s cost of revenues was $2,920 for the three months ended March 31, 2014 compared to $5,449 for the same period in 2013.  This represents a decrease of $2,529 or 46% which is directly attributable to the decrease in revenues.

Gross Profit

For the three months ended March 31, 2014, the Company’s gross profit decreased by $5,250 or 114% from $4,598 for the same period in 2013.  As a percentage of sales, gross profit was (29)%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended March 31, 2014 and March 31, 2013, general and administrative expenses decreased to $128,728 from $138,658 for the same period in 2013 representing a decrease of $9,930 or $7.1%.  The change is primarily attributable to decreases in consulting and general administrative expenses normal for a publicly reporting company.

Other Income (Expense)

Other income (expense) consisted of a loss on derivative valuation, derivative expense and interest expense.  The loss on derivative valuation is directly attributable to an increase in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from December 31, 2013, through March 31, 2014.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended March 31, 2014.  There was a 25,000 loss on derivative valuation and $29,374 of interest expense for the same period in 2013.

Net Loss

Our net loss for the three months ended March 31, 2014, was $(2,387,773) compared with a net loss of $(188,434) for the three months ended March 31, 2013, an increase of $2,199,339 or 1167%.  The net loss is influenced by the matters discussed above.

Results for the Period from October 14, 2009 (inception of development stage) Through March 31, 2014.

Operating Revenues

The Company’s revenues were $2,268 for the three months ended March 31, 2014, compared to $63,306 for the period from October 14, 2009 (inception of development stage) through March 31, 2014.

Cost of Revenues

The Company’s cost of revenue was $2,920 for the three months ended March 31, 2014 compared to $34,219 for the period from October 14, 2009 (inception of development stage) through March 31, 2014.

Gross Profit

For the three months ended March 31, 2014, the Company’s gross profit was $(652) compared to $29,087 for the period from October 14, 2009 (inception of development stage) through March 31, 2014.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment.  For the three months ended March 31, 2014, general and administrative expenses were $128,728 compared to $1,621,222 for the period from October 14, 2009 (inception of development stage) through March 31, 2014.

Other Income (Expense)

Other income (expense) for the period October 14, 2009 (inception) through March 31, 2014 was $(2,258,393).  Other income (expense) consisted of a loss on derivative valuation, derivative expense and interest expense.  The loss on derivative valuation is directly attributable to an increase in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from date of issuance in 2012, through March 31, 2014.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures.

Net Loss

Net loss for the period from October 14, 2009 (inception of development stage) through March 31, 2014 was $(4,192,682).  The net loss for this period was primarily related to general and administrative expenses exceeding the amount of revenues for the period indicated.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At March 31, 2014, the Company had total current assets of $315,641 compared to $84,662 at December 31, 2013.  Current assets consisted primarily of cash, inventories and deposits, the increase in cash and total assets were attributed to equity financing of $234,000, of which a large portion remained unspent as of the period end date.

At March 31, 2014, the Company had total current liabilities of $3,337,065 compared to $1,207,335 at December 31, 2013.  Current liabilities consisted primarily of the derivative liability, accounts payable and accrued expenses, loans and advances from a related party and convertible debentures.

We had negative working capital of $(3,021,424) as of March 31, 2014 compared to $(1,122,673) as of December 31, 2013, a decrease of $(1,898,751) or 169%.

Cashflow from Operating Activities

During the three months ended March 31, 2014, cash used in operating activities was $(123,856) compared to $(100,144) for the three months ended March 31, 2013. The increase in the amounts of cash used for operating activities was primarily due to the increased net loss, offset by loss on derivative valuation, derivative expense, amortization of discount on convertible notes and higher amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the three months ended March 31, 2014 cash used in investing activities was $0 compared to $0 for the three months ended March 31, 2013.

Cashflow from Financing Activities

During the three months ended March 31, 2014, cash used in financing activity was $337,277 compared to $(7,819) being provided during the three months ended March 31, 2013.  The increase in cash provided by financing activities is due to the Company receiving proceeds of $234,000 from issuance of stock and warrants, and proceeds from advances from related parties.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2014 and the Amendment to the Form 10-K filed with the SEC on April 24, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

From January 1, 2014 to March 31, 2014, the holders of convertible notes converted a total of $281,539 of principal and interest into 565,585 shares of our common stock at $0.50 per share.

In February 2014, the Company issued 565,615 shares of its common stock at $0.50 for conversion of convertible debenture of $254,000.

In March 2014, the Company issued 485,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $234,000. Also, Company issued 485,000 warrants to purchase 485,000 shares of common stock exercisable at $1.00 per share.

In March 2014, the Company entered into stock subscription agreement of 133,000 shares at $0.50 per share. The Company recorded $66,500 as subscription receivable. The Company issued 133,000 warrants to purchase to purchase 133,000 shares of common stock exercisable at $1.00 per share.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

2. Subsequent Issuances:

On April 2014, the Noteholder elected to convert $20,767 (including accrued interest of $767) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 180 days after stock issuance date.

These securities were issued pursuant to Section 4(2) of the Securities Act and/or Rule 506 promulgated thereunder. The holders represented their intention to acquire the securities for investment only and not with a view towards distribution. The investors were given adequate information about us to make an informed investment decision. We did not engage in any general solicitation or advertising. We directed our transfer agent to issue the stock certificates with the appropriate restrictive legend affixed to the restricted stock.

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

Dated: May 20, 2014

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 20, 2014

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: May 20, 2014

/s/ John Stickler

John Stickler – Director