Form 10-Q/A
period 2014-03-31
Technology Applications International Corp
filed 2014-05-23
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

Amendment No. 1

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53698

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

-----------------------------------

EXPLANATORY NOTE

-----------------------------------

This Amendment No. 1 (this "Amendment") to the Quarterly Report on Form 10-Q of Technology Applications International Corporation (the "Company") for the quarter ended March 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on May 20, 2014, (the "Original Filing"), is being filed solely to include the XBRL Exhibits.

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

Dated: May 23, 2014

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 23, 2014

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: May 23, 2014

/s/ John Stickler

John Stickler – Director

4