Form 10-Q
period 2014-06-30
Technology Applications International Corp
filed 2014-08-14
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)

18851 N.E. 29th Avenue, Suite 700,

Aventura, Florida 33180

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

As of August 14, 2014, there were 118,631,149 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(A Development Stage Company)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$172,634	$4,891
Inventories	87,819	70,862
Deposits	7,000	7,000
Other current assets	1,909	1,909
Total current assets	269,362	84,662
Trademarks, net	1,886	1,940
Machinery and equipment, net	18,724	19,371
Total assets	$289,972	$105,973
LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities
Accounts payable and accrued expenses	$353,420	$344,415
Advances from affiliate	335,940	237,480
Loan from affiliate	77,401	77,401
Convertible debentures (net of debt discount of $-0- and $75,902, respectively)	-	198,099
Derivative liability	668,355	349,940

Total current liabilities	1,435,116	1,207,335

Total liabilities	1,435,116	1,207,335
Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
118,581,149 and 117,348,000 shares issued and outstanding at
June 30, 2014 and December 31, 2013, respectively.	118,582	117,348
Additional paid in capital	1,217,544	586,199
Subscription receivable	-
Accumulated deficit	(2,481,270)	(1,804,909)
Total shareholders' deficit	(1,145,144)	(1,101,362)
Total liabilities and shareholders' deficit	$289,972	$105,973

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months and Six Months Ended June 30, 2014 and 2013 and Period from October 14, 2009
(Inception of Development Stage) through June 30, 2014

	Three Months Ended June 30,		Six Months Ended June 30,		Period from October 14, 2009 (inception of development stage) through
	2014	2013	2014	2013	June 30, 2014

Revenues	$ 43,056	$ 21,481	$ 45,324	$ 31,528	$ 106,362

Cost of revenues	5,974	1,809	8,894	7,258	$ 40,193

Gross profit	37,082	19,672	36,430	24,270	66,169

Expenses
General and administrative	162,403	149,043	291,131	287,701	1,783,625

Loss From Operation	(125,321)	(129,371)	(254,701)	(263,431)	(1,717,456)

Other income (expense)
Gain (loss) on derivative valuation	1,862,393	118,400	(64,404)	93,400	77,028
Derivative expenses	(15,341)	-	(267,155)	-	(267,155)
Gain on forgiveness of debts	-	-	-	-	1,000
Interest expense	(10,319)	(128,157)	(90,101)	(157,531)	(574,687)
Total other income (expense)	1,836,733	(9,757)	(421,660)	(64,131)	(763,814)

Net Income (Loss)	1,711,412	(139,128)	(676,361)	(327,562)	(2,481,270)

Loss per share
Basic	$ 0.01	($0.00)	($0.01)	($0.00)
Diluted	$ 0.01	($0.00)	($0.01)	($0.00)

Weighted average number of shares
Basic	118,573,786	117,248,000	118,128,337	117,248,000
Diluted	119,795,413	117,248,000	118,128,337	117,248,000

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2014	Six months ended June 30, 2013	Period from October 14, 2009 (inception of development stage) through June 30, 2014
Cash flows from operating activities
Net loss	(676,361)	(327,562)	(2,481,270)
Adjustments to reconcile net income to
net cash used in operating activities:
Loss (Gain) on derivative valuation	64,404	(93,400)	(77,028)
Derivative expense	267,155	-	267,155
Gain on forgiveness of debts	-		(1,000)
Amortization of discount on convertible debentures	75,902	147,001	522,452
Depreciation and amortization	2,519	2,040	15,031
Shares issued for services rendered		-	11,318
Change in current assets and current liabilities:
(Increase) Decrease in Inventory	(16,957)	5,138	(87,819)
(Increase) Decrease in Deposits	-	(10,000)	(7,000)
(Increase) Decrease in Other Current Assets	-	1,905	(1,909)
Increase in Accounts Payable And Accrued Expenses	38,939	128,396	384,354
Increase (Decrease) in Other Current Liabilities	-	2,000	-
Net cash used in operating activities	(244,399)	(144,482)	(1,455,716)
Cash flows from investing activities
Purchase of equipment	(1,818)	-	(33,371)
Increase in trademarks	-	-	(2,170)
Net cash used in investing activities	(1,818)	-	(35,541)
Cash flows from financing activities
Proceeds from short-term advance	-	5,000	-
Advances from (to) affiliate, net	148,458	(13,438)	540,069
Proceeds from loan from affiliate	-	-	125,000
Repayment of loan from affiliate	(49,998)	(11,479)	(149,928)
Proceeds from issuance of convertible debentures	-	45,000	324,000
Proceeds from issuance of common stock	315,500	-	824,750
Net cash (used in)	413,960	25,083	1,663,891
Net change in cash and cash equivalents	167,743	(119,399)	172,634
Cash and cash equivalents, beginning balance	4,891	120,697	-
Cash and cash equivalents, ending balance	172,634	1,298	172,634
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Deposit converted to convertible debenture	$ -	$ -	$ 100,000
Issuance of common stock - shareholder note payable	$ -	$ -	$ 101,800
Issuance of common stock for services	$ -	$ -	$ 11,318
Issuance of common stock for convertible notes converted	$ 578,454	$ -	$ 578,454

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

	June 30, 2014	December 31, 2013

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	87,819	70,862

Total Inventories	$ 87,819	$ 70,862

No reserves for inventory have been deemed necessary at June 30, 2014.

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

Machinery and equipment, as of June 30, 2014 and December 31, 2013, consisted of the following:

	Estimated Useful Lives	June 30, 2014	December 31, 2013

Computer Equipment	3 Years	$ 5,980	$ 4,162
Machinery and equipment	5 Years	13,418	13,418
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(14,747)	(12,282)

		$ 18,724	$ 19,371

Depreciation expense for the six month periods ended June, 2014 and 2013 were $2,465 and $1,986, respectively. Depreciation expense for the three month periods ended June 30, 2014 and 2013 were $1,283 and $993, respectively.

4.  Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $84,143 (including accrued interest of $9,143) into 168,285 shares of the Company’s Common Stock at $0.50 per share. The Company issued 218,285 warrants to purchase a 218,285 shares of common stock exercisable at $1.00 per share. As of June 30, 2014, 218,285 warrants are not exercised or expired. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014).

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $88,273 (including accrued interest of $13,273) into 176,515 shares of the Company’s Common Stock at $0.50 per share. The Company issued 226,515 warrants to purchase a 226,515 shares of common stock exercisable at $1.00 per share. As of June 30, 2014, 226,515 warrants are not exercised. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014).

On April 3, May 23, May 31, June 10, July 29, August 14, and September 25, 2013, the Company issued a $5,000, $10,000, $10,000, $25,000, $4,000, $50,000 and $20,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and is payable March 29, May 18, May 26, June 5, 2014, July 24, august 9, September 20, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In February 2014, the Noteholder elected to convert $110,866 (including accrued interest of $6,866) into 220,785 shares of the Company’s Common Stock at $0.50 per share. The Company issued 220,785 warrants to purchase 220,785 shares of common stock exercisable at $1.00 per share. In April 2014, the Noteholder elected to convert $21,534 (including accrued interest of $1,534) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share. As of June 30, 2014, 262,319 warrants are not exercised. Warrant expiration date is September 21, 2014 (180 days after the Company’s common stock commences quotation on the OTC Bulletin Board (March 25, 2014).

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

The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for six months and the years ended June 30, 2014 and December 31, 2013 amounted to $75,901 and $182,197 which have been included as a component of interest expense. For the six months ended June 30, 2014, loss on derivative valuation was $64,404 (For the year ended December 31, 2013, gain on the derivative valuation was $64,232)

5.  Capital Stock

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

In February 2014, the Company issued 565,615 shares of its common stock at $0.50 for conversion of convertible debenture of $254,000 and 28,282 of accrued interest.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, Company issued 601,000 warrants to purchase to purchase 601,000 shares of common stock exercisable at $1.00 per share.

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

Due to a ratchet provision, the warrants issued during the period were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $397,402 including $267,155 of amounts that exceeded the proceeds of the common stock and were therefore expensed immediately to derivative expense.

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

In December 2013, the Noteholder elected to convert $50,000 into 100,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 100,000 warrants to purchase a 100,000 shares of common stock exercisable at $1.00 per share.

In February and April 2014, the Noteholder elected to convert $304,049 (including accrued interest of $30,049) into 607,119 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 607,119 warrants to purchase a 607,119 shares of common stock exercisable at $1.00 per share.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, the Company issued 601,000 warrants to purchase 601,000 shares of common stock exercisable at $1.00 per share.

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

The following table summarizes all warrant activity for the years ended March 31, 2014 and December 31, 2013:

	Shares	Weighted-Average Exercise Price Per Share
Outstanding, December 31, 2013	100,000	1.00

Exercisable at December 31, 2013	100,000	1.00
Granted	1,233,149	1.00
Expired	(100,000)	1.00
Outstanding, June 30, 2014	1,233,149	1.00

6.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at June 30, 2014
Liabilities
Derivative Liability	-	-	$ 668,355	$ 668,355

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	-	$ 349,940	$ 349,940

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2012	$ 276,000
Derivative liability recorded	266,912
Adjustment due to conversion	(31,080)
Fair value adjustment	(161892)
Balance at December 31, 2013	349,940
Adjustment due to conversion	(143,391)
New warrant issued with stock	397,402
Fair value adjustment	64,404
Balance at June 30, 2014	$ 668,355

7.  Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at June 30, 2014 and December 31, 2013 are approximately 336,000 and $237,000, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand.  The Company has paid $36,120 towards the loan amount.  The outstanding balance at June 30, 2014 and December 31, 2013 is $77,401.

8.  Subsequent Events

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from July 1, 2014 through the filing with the SEC.

On July 25, 2014, Technology Applications International Corporation and its wholly-owned subsidiary Renuell Int’l, Inc., Florida corporations (the “Company”) entered into an exclusive License Agreement (the “License Agreement”) by and between the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) for the use of U.S. Patent No.’s 6,485,963 B1, an invention entitled “Growth Stimulation Of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof” which was filed on June 2, 2000, and U.S. Patent No. 6,673,597 B2, for an invention entitled “Growth Stimulation of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof: which was filed on February 28, 2001 (the “Patents”). We currently use the Patents process to develop our anti-aging skin creams and shampoos. The License Agreement permits the Company to use the Patents as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

In consideration of the grant of the License Agreement, the Company will pay a 3% royalty to N.A.S.A. on the gross sales of any royalty-base products. The License agreement further requires the Company to remit to N.A.S.A. a non-refundable license fee in the amount of Fifteen Thousand Dollars ($15,000) upon the execution of the License Agreement and then another Fifteen Thousand Dollars ($15,000) is due six months after the license commencement date. The Company also agrees to pay N.A.S.A. a minimum royalty of Fifteen Thousand Dollars ($15,000), at the end of each accounting period (“Accounting Period”). The Accounting Period shall begin at the end of the second Accounting period of the License Agreement and each Accounting period thereafter.

The License Agreement requires that the Company achieve a practical application of the Patent within eighteen (18) months from the commencement date of the License Agreement. In accordance with the appendix to the License Agreement; wherein it states that by August 2014, the Company shall have tested the product to meet federal, state and international regulations of its skin cream products, by October 2014, the Company shall have packaged and filled five products and by December 2014, the Company shall have Domestic and International distribution of five products. Once a practical application is achieved the term of the agreement shall be equal to the unexpired term of the last patent to be in effect of the patent(s) encompassed under the Patents.  The Company further agrees that any products using the Patents process shall be substantially manufactured in the United States.

On July 21, 2014, the Company entered stock subscription agreement for 50,000 shares at $1.00 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2014 $	December 31, 2013 $
Current Assets	269,362	84,662
Current Liabilities	1,435,116	1,207,335
Working Capital (Deficit)	(1,165,754)	(1,122,673)

Cash Flows

	June 30, 2014 $	June 30, 2013 $
Cash Flows used in Operating Activities	(244,399)	(144,482)
Cash Flows used in Financing Activities	413,960	25,083
Cash Flows used in Investing Activities	(1,818)	-
Net Increase (decrease) in Cash During Period	167,743	(119,399)

Results for the Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

Operating Revenues

The Company’s revenues were $43,056 for the three months ended June 30, 2014 compared to $21,481 for the same period in 2013.  This represents an increase of $21,575 or 99% which is attributable to the Company’s efforts to develop the product and create relationships with major retailers.

Cost of Revenues

The Company’s cost of revenues was $5,974 for the three months ended June 30, 2014 compared to $1,809 for the same period in 2013.  This represents an increase of $2,529 or 46% which is directly attributable to the increase in revenues.

Gross Profit

For the three months ended June 30, 2014, the Company’s gross profit increased by $17,410 or 88% from $19,672 for the same period in 2013.  As a percentage of sales, gross profit was 86%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended June 30, 2014 and June 30, 2013, general and administrative expenses increased to $162,403 from $149,043 for the same period in 2013 representing an increase of $13,360 or 8.3%.  The change is primarily attributable to increases in consulting, professional fees and general administrative expenses appropriate for a publicly reporting company.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to a decrease in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from March 31, 2014, through June 30, 2014.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended June 30, 2014.  For the three months ended June 30, 2014, there was a $1,991,201 gain on derivative valuation and $(10,319) of interest expense during the period.  There was a $118,400 gain on derivative valuation and $(128,157) of interest expense for the same period in 2013.

Net Income

Our net income for the three months ended June 30, 2014, was $1,711,412 compared with a net loss of $(139,128) for the three months ended June 30, 2013, an increase of $1,572,284 or 1130%.  The net loss is influenced by the matters discussed above.

Results for the Six month period ended June 30, 2014 Compared to the Six month period ended June 30, 2013

Operating Revenues

The Company’s revenues were $45,324 for the six months ended June 30, 2014 compared to $31,528 for the same period in 2013.  This represents an increase of $13,796 or 45% which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $8,894 for the six months ended June 30, 2014 compared to $7,258 for the same period in 2013.  This represents an increase of $1,636 or 23%, which is directly attributable to the increase in sales.

Gross Profit

For the six months ended June 30, 2014, the Company’s gross profit increased by $12,160 or 50% from $24,270 for the same period in 2013.  As a percentage of sales, gross profit was 80% compared to 77% for the same period in 2013. The increase is a result of increased sales and lower acquisition costs

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the six months ended June 30, 2014 and June 30, 2013, general and administrative expenses increased to $291,131 from $287,701 for the same period in 2013 representing an increase of $3,430 or 1.2%.

Other Income (Expense)

Other income (expense) consisted of a loss on derivative valuation and interest expense.  The loss on derivative valuation is directly attributable to the change in fair value of the derivative liability from December 31, 2013 through June 30, 2014.  Interest expense is primarily attributable to the accretion of the convertible debentures for the six months ended June 30, 2014.  For the six months ended June 30, 2014, there was a $(64,404) loss on derivative valuation and $(90,101) of interest expense during the period.  There was a $93,400 gain on derivative valuation and $(157,531) of interest expense for the same period 2013.

Net Loss

Our net loss for the six months ended June 30, 2014 was $(676,361) compared with a net loss of $(327,562) for the six months ended June 30, 2013, an increase of $348,799 or 106%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2014, the Company had total current assets of $269,362 compared to $84,662 at December 31, 2013.  Current assets consisted primarily of cash, inventories and deposits, the increase in cash and total assets were attributed to equity financing of $315,500, of which a large portion remained unspent as of the period end date.

At June 30, 2014, the Company had total current liabilities of $1,435,116 compared to $1,207,335 at December 31, 2013.  Current liabilities consisted primarily of the derivative liability, accounts payable and accrued expenses, loans and advances from a related party and convertible debentures.

We had negative working capital of $(1,167,754) as of June 30, 2014 compared to $(1,122,673) as of December 31, 2013, an increase of $45,081 or 4%.

Cashflow from Operating Activities

During the six months ended June 30, 2014, cash used in operating activities was $(244,399) compared to $(144,482) for the six months ended June 30, 2013. The increase in the amounts of cash used for operating activities was primarily due to the increased net loss, offset by loss on derivative valuation, derivative expense, amortization of discount on convertible notes and higher amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the six months ended June 30, 2014 cash used in investing activities was $1,818 compared to $0 for the six months ended June 30, 2013.

Cashflow from Financing Activities

During the six months ended June 30, 2014, cash used in financing activity was $413,960 compared to $(25,083) being provided during the six months ended June 30, 2013.  The increase in cash provided by financing activities is due to the Company receiving proceeds of $315,500 from issuance of stock and warrants, and proceeds from advances from related parties.

Subsequent Developments

On July 25, 2014, Technology Applications International Corporation and its wholly-owned subsidiary Renuell Int’l, Inc., Florida corporations (the “Company”) entered into an exclusive License Agreement (the “License Agreement”) by and between the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) for the use of U.S. Patent No.’s 6,485,963 B1, an invention entitled “Growth Stimulation Of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof” which was filed on June 2, 2000, and U.S. Patent No. 6,673,597 B2, for an invention entitled “Growth Stimulation of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof: which was filed on February 28, 2001 (the “Patents”). We currently use the Patents process to develop our anti-aging skin creams and shampoos. The License Agreement permits the Company to use the Patents as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

In consideration of the grant of the License Agreement, the Company will pay a 3% royalty to N.A.S.A. on the gross sales of any royalty-base products. The License agreement further requires the Company to remit to N.A.S.A. a non-refundable license fee in the amount of Fifteen Thousand Dollars ($15,000) upon the execution of the License Agreement and then another Fifteen Thousand Dollars ($15,000) is due six months after the license commencement date. The Company also agrees to pay N.A.S.A. a minimum royalty of Fifteen Thousand Dollars ($15,000), at the end of each accounting period (“Accounting Period”). The Accounting Period shall begin at the end of the second Accounting period of the License Agreement and each Accounting period thereafter.

The License Agreement requires that the Company achieve a practical application of the Patent within eighteen (18) months from the commencement date of the License Agreement. In accordance with the appendix to the License Agreement; wherein it states that by August 2014, the Company shall have tested the product to meet federal, state and international regulations of its skin cream products, by October 2014, the Company shall have packaged and filled five products and by December 2014, the Company shall have Domestic and International distribution of five products. Once a practical application is achieved the term of the agreement shall be equal to the unexpired term of the last patent to be in effect of the patent(s) encompassed under the Patents.  The Company further agrees that any products using the Patents process shall be substantially manufactured in the United States.

The foregoing summary description of the License Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement. The License Agreement also contains customary events of default. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which the Company has filed as an exhibit 10.11 to this Quarterly Report on Form 10-Q and is incorporated  herein by this reference.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2014 and the Amendment to the Form 10-K filed with the SEC on April 24, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On April 2014, the Noteholder elected to convert $21,534 (including accrued interest of $1,534) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share.

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

2. Subsequent Issuances:

On July 21, 2014, the Company entered stock subscription agreement for 50,000 shares at $1.00 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Lease between Brickell Bay Tower Ltd., Inc. and Raj Ventures, Inc. dated October 18, 2010.	Filed with the SEC on March 28, 2010 as part of the Company’s Annual Report on Form 10-K.
10.2	Share Purchase Agreement by and among Raj Ventures, Inc., Willowhuasca Wellness, Inc., and Raj Ventures Funding, Inc., dated April 12, 2010.	Filed with the SEC on April 12, 2010 as part of the Company’s Current Report on Form 8-K.
10.3	Bill of Sale and Assignment between Raj Ventures, Inc., and High Voltage Environmental Applications, Inc., dated as of August 26, 2010.	Filed with the SEC on September 1, 2010 as part of the Company’s Current Report on Form 8-K.
10.4	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.

10.5	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.6	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.7	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A.
10.8	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.9	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.10	Co-License Agreement by and between the Company and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
10.11	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed herewith.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: August 14, 2014

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 14, 2014

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: August 14, 2014

/s/ John Stickler

John Stickler – Director