Form 10-Q
period 2014-09-30
Technology Applications International Corp
filed 2014-11-19
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number 000-53698

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

(Name of small business issuer in its charter)

Florida	27-1116025
(State of incorporation)	(I.R.S. Employer Identification No.)

Chase Bank Building

150 SE 2nd Ave, Suite 403

Miami, Florida 33131

(Address of principal executive offices)

(800) 670-0448

(Registrant’s telephone number)

18851 N.E. 29th Avenue, Suite 700,

Aventura, Florida 33180

(Former Address of Principal Executive Offices)

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

Yes [   ]  No [X]

As of November 19, 2014, there were 50,118,963 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”TAIC,” “NUUU,” “Renuell Int’l,” “Rejuvell Int’l Inc.,” “NueEarth, Inc.,” "our," "us," the "Company," refers to Technology Applications International Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2014 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$187,880	$4,891
Inventories	97,847	70,862
Deposits	10,537	7,000
Other current assets	12,403	1,909
Total current assets	308,667	84,662
Trademarks, net	1,859	1,940
Machinery and equipment, net	33,741	19,371
Total assets	$344,267	$105,973

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued expenses	$433,127	$344,415
Advances from affiliate	303,490	237,480
Loan from affiliate	142,068	77,401
Notes Payable	15,000	-
Convertible debentures (net of debt discount of $zero and $75,902, respectively)	-	198,099
Derivative liability	148,285	349,940
Total current liabilities	1,041,970	1,207,335
Total liabilities	1,041,970	1,207,335
Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
50,118,493 and 117,348,000 shares issued and outstanding at
September 30, 2014 and December 31, 2013, respectively.	50,118	117,348
Additional paid in capital	1,558,250	586,199
Accumulated deficit	(2,306,071)	(1,804,909)
Total shareholders' deficit	(697,703)	(1,101,362)

Total liabilities and shareholders' deficit	$344,267	$105,973

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
Three Months and Nine Months Ended September 30, 2014 and 2013

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$ 18,353	$ 4,313	$ 63,677	$ 35,841

Cost of revenues	168	(1,219)	9,062	6,039

Gross profit	18,185	5,532	54,615	29,802

Expenses
General and administrative	210,777	77,635	501,908	365,336

Loss From Operation	(192,592)	(72,103)	(447,293)	(335,534)

Other income (expense)
Gain (loss) on derivative valuation	629,571	(8,250)	565,167	85,150
Derivative expenses	(258,448)		(525,603)
Interest expense	(3,332)	(74,050)	(93,433)	(231,581)
Total other income (expense)	367,791	(82,300)	(53,869)	(146,431)

Net Income (Loss)	$175,199	$(154,403)	$(501,162)	$(481,965)

Income (Loss) per share
Basic	$ 0.00	($0.00)	($0.00)	($0.00)
Diluted	$ 0.00	($0.00)	($0.00)	($0.00)

Weighted Diluted Average Number of shares
Basic	106,187,007	117,248,000	110,001,487	117,248,000
Diluted	106,245,144	117,248,000	110,001,487	117,248,000

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months Ended September 30, 2014	Nine months Ended September 30, 2013
Cash flows from operating activities
Net loss	(501,162)	(481,965)
Adjustments to reconcile net (Loss) to
net cash used in operating activities:
Gain on derivative valuation	(565,167)	(85,150)
Derivative expense	525,603
Amortization of discount on convertible debentures	75,902	214,963
Depreciation and amortization	4,046	3,060
Change in current assets and current liabilities:
Inventory	(26,985)	3,918
Deposits	(3,537)	(10,000)
Other current assets	(10,494)	1,905
Accounts payable and accrued expenses	99,947	117,315
Other current liabilities	-	2,000
Net cash used in operating activities	(401,849)	(233,954)

Cash flows from investing activities
Purchase of equipment	(18,335)	-
Net cash used in investing activities	(18,335)	-

Cash flows from financing activities
Proceeds from short-term advance		5,000
Advances from (to) affiliate, net	148,458	5,316
Repayment of loan from affiliate	(82,448)	(11,479)
Proceeds from issuance of convertible debentures	-	119,000
Payment of common stock purchase back	(1,000)
Proceeds from issuance of common stock	538,163	-
Net cash provided by financing activities	603,173	117,837

Net change in cash and cash equivalents	182,989	(116,117)
Cash and cash equivalents, beginning balance	4,891	120,697
Cash and cash equivalents, ending balance	187,880	4,580
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Issued notes payable for common stock buyback	$ 79,667	$ -
Issuance of common stock for convertible notes converted	$ 447,325	$ -

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Technology Applications International Corporation (formerly Raj Ventures, Inc.) (“Technology”) was incorporated on October 14, 2009 under the laws of Florida.  Renuell Int’l, Inc. and NueEarth, Inc., Technology’s wholly owned subsidiaries and Technology, collectively, are referred to here-in as the “Company.”  The Company is engaged in developing market entry technology products and services into early and mainstream technology products and services.  Through our subsidiaries, we are focused on developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Technology Applications International Corporation and its wholly owned subsidiaries, Renuell Int’l, Inc. and NueEarth, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014.

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

Business Risk

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  The Company has potential dilutive instruments during the current three month period as there is net income; therefore there is potentially a dilutive share amount of 106,245,144. The Company does not have potential dilutive instruments during the nine month period and comparable periods as there are net losses, and accordingly basic loss and diluted loss per share are the same.

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted the provisions of ASU 2014-10 effective for its financial statements for the interim period ended September 30, 2014. The adoption of ASU 2014-10 did not have any effect on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

2.  Inventories

Inventories are stated at the lower of cost or market value.  The Company reduces the value of its inventories to market value when the value is believed to be less than the cost of the item.

	September 30, 2014	December 31, 2013

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	97,847	70,862

Total Inventories	$ 97,847	$ 70,862

No reserves for inventory have been deemed necessary at September 30, 2014.

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

Machinery and equipment, as of September 30, 2014 and December 31, 2013, consisted of the following:

	Estimated Useful Lives	September 30, 2014	December 31, 2013

Computer Equipment	3 Years	$ 5,980	$ 4,162
Machinery and equipment	5 Years	13,418	13,418
Furniture and fixtures	7 Years	30,590	14,073
Accumulated depreciation		(16,247)	(12,282)

		$ 33,741	$ 19,371

Depreciation expense for the nine month periods ended September, 2014 and 2013 were $3,964 and $2,979, respectively. Depreciation expense for the three month periods ended September 30, 2014 and 2013 were $1,499 and $993, respectively.

4.  Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $84,143 (including accrued interest of $9,143) into 168,285 shares of the Company’s Common Stock at $0.50 per share. The Company issued 218,285 warrants to purchase 218,285 shares of common stock exercisable at $1.00 per share. As of September 30, 2014, all of the 218,285 warrants are expired.

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $88,273 (including accrued interest of $13,273) into 176,515 shares of the Company’s Common Stock at $0.50 per share. The Company issued 226,515 warrants to purchase 226,515 shares of common stock exercisable at $1.00 per share. As of September 30, 2014, all of the 226,515 warrants are expired.

On April 3, May 23, May 31, June 10, July 29, August 14, and September 25, 2013, the Company issued a $5,000, $10,000, $10,000, $25,000, $4,000, $50,000 and $20,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and are payable March 29, May 18, May 26, June 5, July 24, August 9, and September 20, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In February 2014, the Noteholder elected to convert $110,866 (including accrued interest of $6,866) into 220,785 shares of the Company’s Common Stock at $0.50 per share. The Company issued 220,785 warrants to purchase 220,785 shares of common stock exercisable at $1.00 per share. In April 2014, the Noteholder elected to convert $21,534 (including accrued interest of $1,534) into 41,534 shares of the Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share. As of September 30, 2014, all of the 262,319 warrants are expired.

On August 28, 2014, the Company entered into an unsecured promissory note with RAJ Ventures Funding Group, Inc., in the amount of $15,000. This note accrues interest at 6% per annum, is due on demand and contains customary events of default.

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

Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $197,452.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates. The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for nine months and the years ended September 30, 2014 and December 31, 2013 amounted to $75,902 and $182,197 which have been included as a component of interest expense. For the nine months ended September 30, 2014, gain on derivative valuation was $565,167 (For the year ended December 31, 2013, gain on the derivative valuation was $64,232)

5.  Capital Stock

In February 2014, the Company issued 565,615 shares of its common stock at $0.50 for conversion of convertible debenture of $254,000 and $28,282 of accrued interest.

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

On July 7, and July 31, 2014, the Company entered stock subscription agreements of 50,000 shares and 20,000 shares at $1.00 per share with 50,000 and 20,000 warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

On August 22, 2014, the Company entered a stock subscription agreement of 99,963 shares at $1.00 per share with 99,963 warrants to purchase 99,963 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 1 year from the date the restricted common shares become free trading.

On August 28, 2014, the Board authorized the Company to exchange or repurchase 68,666,619 shares of common stock in privately negotiated transactions with three shareholders, including the current CEO of the Company. As a result of the exchange or repurchase the Company’s total shares issued and outstanding will be reduced to Fifty Million (50,118,493) shares of common stock. The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investors. The exchange of shares was consummated at the price that the shares were issued for originally. The repurchase price was paid through cash on hand from the Company’s available surplus and through the issuance of unsecured promissory notes that accrue simple interest at 6% per annum. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

On September 9, 2014, a Warrant holder exercised 34,000 warrants to purchase 34,000 restricted common shares at a price of $1.00 per share.

Due to a ratchet provision, the warrants issued during the year were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $525,603, which was immediately expensed as derivative expense.

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

In December 2013, the Noteholder elected to convert $50,000 into 100,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 100,000 warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share.  The warrants were expired in September 2014.

In February and April 2014, the Noteholder elected to convert $304,049 (including accrued interest of $30,049) into 607,119 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 607,119 warrants to purchase 607,119 shares of common stock exercisable at $1.00 per share. The warrants were expired in September 2014.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, the Company issued 601,000 warrants to purchase 601,000 shares of common stock exercisable at $1.00 per share. 34,000 warrants were exercised in September 2014 and 567,000 warrants were expired in September 2014.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date. The warrants were expired in September 2014.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 180 days after stock issuance date. As of September 30, 2014, 20,000 warrants are not exercised or expired.

On July 7, and July 31, 2014, the Company entered stock subscription agreements of 50,000 shares and 20,000 shares at $1.00 per share with 50,000 and 20,000 warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

On August 22, 2014, the Company entered stock subscription agreement of 99,963shares at $1.00 per share with 99,963 warrants to purchase 99,963 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 1 year from the date the restricted common shares become free trading.

On September 9, 2014, a Warrant holder exercised 34,000 warrants to purchase 34,000 restricted common shares at a price of $1.00 per share.

The following table summarizes all warrant activity for the periods ended September 30, 2014:

	Shares	Weighted-Average Exercise Price Per Share
Exercisable at December 31, 2013	100,000	1.00
Granted	1,403,112	1.12
Exercised	(34,000)	1.00
Expired	(1,237,615)	1.00

Exercisable at September 30, 2014	231,497	1.60

6. Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	Level 1	Level 2	Level 3	Fair Value at September 30, 2014
Liabilities
Derivative Liability	-	-	$ 148,285	$ 148,285

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative Liability	-	-	$ 349,940	$ 349,940

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance as of December 31, 2012	$ 276,000
Derivative liability recorded	266,912
Adjustment due to conversion	(31,080)
Fair value adjustment	(161892)
Balance at December 31, 2013	349,940
Adjustment due to conversion	(143,391)
Adjustment due to exercise warrant	(18,700)
New warrant issued with stock	525,603
Fair value adjustment	(565,167)
Balance at September 30, 2014	$ 148,285

7.  Related Parties

An affiliate of the Company, an entity owned by the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at September 30, 2014 and December 31, 2013 are approximately $303,000 and $237,000, respectively.

During September 2012, the Company borrowed $125,000 from an affiliate. During the September 2014, the Company borrowed $64,667 from an affiliate.  The loans bear interest at 6-10% per annum and are unsecured and payable upon demand.   The outstanding balance at September 30, 2014 and December 31, 2013 is $142,068 and $77,401, respectively.

On August 28, 2014, the Board authorized the Company to exchange or repurchase 68,666,619 shares of common stock in privately negotiated transactions with three shareholders, including the current CEO of the Company. As a result of the exchange or repurchase the Company’s total shares issued and outstanding will be reduced to Fifty Million One Hundred Eighteen Thousand Four Hundred Ninety Three (50,118,493) shares of common stock. The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investors. The exchange of shares was consummated at the price that the shares were issued for originally. The repurchase price was paid through cash on hand from the Company’s available surplus and through the issuance of unsecured promissory notes that accrue simple interest at 6% per annum. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

On August 28, 2014, the Company entered into an unsecured promissory note (the “Note”) with RAJ Ventures Funding, Inc., (the “Lender”) in the amount of $15,000 that accrues 6% simple interest and is due on demand. The Note was entered into in exchange for the purchase of the Lenders 1,000,000 shares in the Company.

8.  License Agreement

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

The License Agreement requires that the Company achieve a practical application of the Patent within eighteen (18) months from the commencement date of the License Agreement. In accordance with the appendix to the License Agreement; wherein it states that by August 2014, the Company shall have tested the product to meet federal, state and international regulations of its skin cream products, by October 2014, the Company shall have packaged and filled five products and by December 2014, the Company shall have Domestic and International distribution of five products. Once a practical application is achieved the term of the agreement shall be equal to the unexpired term of the last patent to be in effect of the patent(s) encompassed under the Patents.  The Company further agrees that any products using the Patents process shall be substantially manufactured in the United States.  As of the Date of this filing all milestones associated with the License Agreement have been completed on time and to the satisfaction of the License Agreement Parties.

9. Commitment

September 10, 2014, the Company signed a lease agreement for office used. Lease term is twenty-six months from October 1, 2014. Rental is $39,555 for twelve months.

Year	Commitment Payment
Remainder of 2014	$ 3,297
2015	$39,555
2016	$36,258

10.  Subsequent Events

On October 1, 2014, the Company signed an agreement with Strawberry Bullett, LLC, a New York based advertising agency that will assist the Company’s wholly-owned subsidiary Rejuvel, with market research, and branding services for its facial cream, as well as assisting with creating a marketing and advertising campaign for our subsidiary.

On or about October 9, 2014, The Company completed a clinical study to test the efficacy of their products at Essex Testing Clinic in Verona, New Jersey. Team members on The Essex Testing Clinic staff included doctors, nurses, clinical study, recruitment professionals, quality assurance and trained evaluators and a large network of consulting physicians, all possessing considerable experience in clinical investigation. Team personnel evaluated facial imperfections of each subject and took scientific measurements to determine the firmness and elasticity of the skin to detect change.

After 6 weeks of product use, 32 subjects responded with the following:

• 100% – Smoother and softer skin.

• 100% – Facial skin had an improved texture.

• 100% – Product regimen was gentle and non-irritating.

• 84.4% – Appearance of fine lines on face is less noticeable.

• 78.1% – Appearance of wrinkles on face is less noticeable.

• 81.3% – Improvement in the firmness/elasticity of skin.

• 75.0% – Reduction in the appearance of dark, under the eye circles.

• 84.4% – Skin appeared renewed and discolorations were reduced.

• 87.5% – Moisture content in skin had increased.

• 90.6% – Skin appears brighter and more radiant.

• 90.6% – Skin appears healthier.

• 93.8% – Skin appears refreshed.

• 87.5% – Overall appearance was improved.

Scientific Measurements results after 6 weeks of use are as follows:

• 78% of subjects Fine Lines/ Wrinkles were significantly reduced

• 88% of subjects Under Eye Discoloration significantly improved

• 78% of subjects Firmness/ Elasticity significantly improved

• 97% of subjects Skin Moisture significantly improved

The conclusion of this clinical study fulfills the requirements to be able to broadcast on the major home shopping channels.  Our next step is to voluntarily submit our testing claims to the Federal Drug Administration (FDA).

On or about October 13, 2014, the Company entered into an distribution agreement (“Distribution Agreement”) with Olgun Emirzade, who is a Director of Meditem Cyprus Limited (“Meditem”); thereby, naming Northern Cyprus as a non-exclusive territory for Meditem. The terms of the Distribution Agreement, expects that Meditem will sell a minimum of 200 units of skin cream a month for the first year, allows for Meditem to receive a finder’s fee for each 1.7oz bottle purchased by any newly referred distributor in the Republic of Cyprus. The Distribution Agreement is for a period of one year and then the two parties will evaluate the progress and the Distribution Agreement can be renewed for an additional five one year periods. The Distribution Agreement also calls for a quota to be established after the first year of the Distribution Agreement that the more territories and exclusivity to territories may be adjusted in further negotiations.

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from November 12, 2014 through the filing with the SEC.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014 $	December 31, 2013 $
Current Assets	308,667	84,662
Current Liabilities	1,041,970	1,207,335
Working Capital (Deficit)	(733,303)	(1,122,673)

Cash Flows

	September 30, 2014 $	September 30, 2013 $
Cash Flows used in Operating Activities	(401,849)	(233,954)
Cash Flows provided by Financing Activities	603,173	117,837
Cash Flows used in Investing Activities	(18,335)	-
Net Increase (decrease) in Cash During Period	182,989	(116,117)

Results for the Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

Operating Revenues

The Company’s revenues were $18,353 for the three months ended September 30, 2014 compared to $4,313 for the same period in 2013.  This represents an increase of $14,040 or 326% which is attributable to the Company’s efforts to develop the product and create relationships with major retailers.

Cost of Revenues

The Company’s cost of revenues was $168 for the three months ended September 30, 2014 compared to $(1,219) for the same period in 2013.  This represents an increase of $1,051 or 86% which is directly attributable to the increase in revenues.

Gross Profit

For the three months ended September 30, 2014, the Company’s gross profit increased to $18,185 or 329% from $5,532 for the same period in 2013.  As a percentage of sales, gross profit was 99%. Gross profit was higher this three month period due to extra cream and bottles that were provided to us by our manufacturers at no cost, as incentives to our continued business relationships.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended September 30, 2014 and September 30, 2013, general and administrative expenses increased to $210,777 from $77,635 for the same period in 2013 representing an increase of $133,142 or 171%.  The change is primarily attributable to increases in consulting, professional fees and general administrative expenses appropriate for a publicly reporting company.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to a decrease in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from June 30, 2014, through September 30, 2014.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended September 30, 2014.  For the three months ended September 30, 2014, there was a $629,571 gain on derivative valuation and $(3,332) of interest expense during the period.  There was a $(8,250) loss on derivative valuation and $(74,050) of interest expense for the same period in 2013.

Net Income

Our net income for the three months ended September 30, 2014, was $175,199 compared with a net loss of $(154,403) for the three months ended September 30, 2013, an increase of $329,602 or 213%.  The net loss is influenced by the matters discussed above.

Results for the Nine month period ended September 30, 2014 Compared to the Nine month period ended September 30, 2013

Operating Revenues

The Company’s revenues were $63,677 for the Nine months ended September 30, 2014 compared to $35,841 for the same period in 2013.  This represents an increase of $27,836 or 77% which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $9,062 for the Nine months ended September 30, 2014 compared to $6,039 for the same period in 2013.  This represents an increase of $3,023 or 50%, which is directly attributable to the increase in sales.

Gross Profit

For the Nine months ended September 30, 2014, the Company’s gross profit increased to $54,615 or 183% from $29,802 for the same period in 2013.  As a percentage of sales, gross profit was 86% compared to 83% for the same period in 2013. The increase is a result of increased sales and lower acquisition costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the Nine months ended September 30, 2014 and September 30, 2013, general and administrative expenses increased to $501,908 from $365,336 for the same period in 2013 representing an increase of $136,572 or 38%.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expenses and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from

December 31, 2013 through September 30, 2014.  Interest expense is primarily attributable to the reduction of the convertible debentures for the Nine months ended September 30, 2014.  For the Nine months ended September 30, 2014, there was a $565,167 gain on derivative valuation and $(93,433) of interest expense during the period.  There was an $85,150 gain on derivative valuation and $(231,581) of interest expense for the same period 2013.

Net Loss

Our net loss for the Nine months ended September 30, 2014 was $(501,162) compared with a net loss of $(481,965) for the Nine months ended September 30, 2013, an increase of $19,197 or 3.9%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2014, the Company had total current assets of $308,667 compared to $84,662 at December 31, 2013.  Current assets consisted primarily of cash, inventories and deposits. The increase in cash and total assets were attributed to equity financing of $538,163, of which a large portion remained unspent as of the period end date.

At September 30, 2014, the Company had total current liabilities of $1,041,970 compared to $1,207,335 at December 31, 2013.  Current liabilities consisted primarily of the derivative liability, accounts payable and accrued expenses, loans and advances from a related party and convertible debentures.

We had negative working capital of $(733,303) as of September 30, 2014 compared to $(1,122,673) as of December 31, 2013, a decrease of $389,372 or 35%.

Cashflow from Operating Activities

During the Nine months ended September 30, 2014, cash used in operating activities was $(401,849) compared to $(233,954) for the Nine months ended September 30, 2013. The increase in the amounts of cash used for operating activities was primarily due to the increased net loss, offset by a gain on derivative valuation, derivative expense, amortization of discount on convertible notes and higher amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses.

Cashflow from Investing Activities

During the Nine months ended September 30, 2014 cash used in investing activities was $(18,335) compared to $0 for the Nine months ended September 30, 2013.

Cashflow from Financing Activities

During the Nine months ended September 30, 2014, cash provided by financing activity was $603,173 compared to $117,837 being provided during the Nine months ended September 30, 2013.  The increase in cash provided by financing activities is due to the Company receiving proceeds of $538,163 from issuance of stock and warrants, and $148,458 in proceeds from advances from related parties and offset by payments on a loan from an affiliate of $82,448.

Quarterly Developments

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

The foregoing summary description of the License Agreement is not complete and is qualified in its entirety by reference to the full text of the License Agreement. The License Agreement also contains customary events of default. For further information regarding the terms and conditions of the License Agreement, this reference is made to such agreement, which the Company has filed as an exhibit 10.11 to the Quarterly Report on Form 10-Q that was filed the Securities and Exchange Commission on August 14, 2014, is incorporated  herein by this reference.

On August 28, 2014, the Board authorized the Company to exchange or repurchase 68,666,619 shares of common stock in privately negotiated transactions with three shareholders, including the current CEO of the Company. As a result of the exchange or repurchase the Company’s total shares issued and outstanding was reduced to Fifty Million (50,118,493) shares of common stock.

The repurchase was made pursuant to a privately negotiated stock repurchase agreement. The per share repurchase price for the shares repurchased was determined through arms-length negotiations with the private investors. The exchange of shares was consummated at the price that the shares were issued for originally.

The repurchase price was paid through cash on hand from the Company’s available surplus and through the issuance of unsecured promissory notes that accrue simple interest at 6% per annum. Other than this private transaction as described in this report, our board of directors has not authorized any stock repurchase program or plan, and we have no current plans to effect any open-market purchases of our common stock or other repurchases of our common stock.

A copy of the unsecured promissory note and press release announcing the share repurchase was attached to our Current Report on Form 8-K as Exhibits 10.1 and 99.1, respectively, that was filed with the Securities and Exchange Commission on August 28, 2014 and is incorporated herein by this reference.

On or about September 9, 2014, the Company established an Advisory Board to the Company. The first member appointed to the Advisory Board was Dr. Jacob G. Appelbaum who was also appointed the Chairman of the Advisory Board. Dr. Appelbaum is an internationally recognized physicist and multidisciplinary technologist. He currently serves as the CEO of Advanced Technology Department, Inc., and prior to that he served as a research professor at the the Innovative Space Nuclear Power and Propulsion Instituted of the University of Florida.  Due to Dr. Appelbaum’s knowledge and experience we are very pleased to have him join the Company on our Advisory Board.

On or about September 11, 2014, the Company’s wholly-owned subsidiary Renuell, Int’l Inc., filed articles of amendment with the Florida Secretary of state and changed its name to Rejuvel, Int’l, Inc., in order to have a more marketable/memorable name, and better fit the brands image. The amendment went effective with the Florida Secretary of State on September 14, 2014. The subsidiary’s website has also changed and is now www.rejuvel.com.

Subsequent Events

On October 1, 2014, the Company signed an agreement with Strawberry Bullet, LLC, a New York based advertising agency that will assist the Company’s wholly-owned subsidiary Rejuvel, with market research, and branding services for its facial cream, as well as assisting with creating a marketing and advertising campaign for our subsidiary.

On or about October 9, 2014, The Company completed a clinical study to test the efficacy of their products at Essex Testing Clinic in Verona, New Jersey. Team members on The Essex Testing Clinic staff included doctors, nurses, clinical study, recruitment professionals, quality assurance and trained evaluators and a large network of consulting physicians, all possessing considerable experience in clinical investigation. Team personnel evaluated facial imperfections of each subject and took scientific measurements to determine the firmness and elasticity of the skin to detect change.

After 6 weeks of product use, 32 subjects responded with the following:

• 100% – Smoother and softer skin.

• 100% – Facial skin had an improved texture.

• 100% – Product regimen was gentle and non-irritating.

• 84.4% – Appearance of fine lines on face is less noticeable.

• 78.1% – Appearance of wrinkles on face is less noticeable.

• 81.3% – Improvement in the firmness/elasticity of skin.

• 75.0% – Reduction in the appearance of dark, under the eye circles.

• 84.4% – Skin appeared renewed and discolorations were reduced.

• 87.5% – Moisture content in skin had increased.

• 90.6% – Skin appears brighter and more radiant.

• 90.6% – Skin appears healthier.

• 93.8% – Skin appears refreshed.

• 87.5% – Overall appearance was improved.

Scientific Measurements results after 6 weeks of use are as follows:

• 78% of subjects Fine Lines/ Wrinkles were significantly reduced

• 88% of subjects Under Eye Discoloration significantly improved

• 78% of subjects Firmness/ Elasticity significantly improved

• 97% of subjects Skin Moisture significantly improved

The conclusion of this clinical study fulfills the requirements to be able to broadcast on the major home shopping channels.  Our next step is to voluntarily submit our testing claims to the Federal Drug Administration (FDA).

On or about October 13, 2014, the Company entered into an distribution agreement (“Distribution Agreement”) with Olgun Emirzade, who is a Director of Meditem Cyprus Limited (“Meditem”); thereby, naming Northern Cyprus as a non-exclusive territory for Meditem. The terms of the Distribution Agreement, expects that Meditem will sell a minimum of 200 units of skin cream a month for the first year, allows for Meditem to receive a finder’s fee for each 1.7oz bottle purchased by any newly referred distributor in the Republic of Cyprus. The Distribution Agreement is for a period of one year and then the two parties will evaluate the progress and the Distribution Agreement can be renewed for an additional five one year periods. The Distribution Agreement also calls for a quota to be established after the first year of the Distribution Agreement that the more territories and exclusivity to territories may be adjusted in further negotiations.

A copy of the Distribution Agreement is filed herewith, as Exhibit 10.10, and is incorporated herein by this reference.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2014 and the Amendment to the Form 10-K filed with the SEC on April 24, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On July 7, and July 31, 2014, the Company entered stock subscription agreements of 50,000 shares and 20,000 shares at $1.00 per share with 50,000 and 20,000 warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

On August 22, 2014, the Company entered stock subscription agreement of 99,963 shares at $1.00 per share with 99,963 warrants to purchase 99,963 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 1 year from the date the restricted common shares become free trading.

On September 9, 2014, a Warrant holder exercised 34,000 warrants to purchase 34,000 restricted common shares at a price of $1.00 per share.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A.
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between the Company and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Distribution Agreement by and between the Company and Meditem Cyprus, Ltd., dated October 13, 2014.	Filed herewith.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: November 19, 2014

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 19, 2014

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: November 19, 2014

/s/ John Stickler

John Stickler – Director