Form 10-K
period 2014-12-31
Technology Applications International Corp
filed 2015-04-15
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.  For the Fiscal Year Ended  December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was $18,380,871 based upon the price ($1.40) at which the common stock was last sold as of the last business day of the most recently completed second fiscal quarter, multiplied by the approximate number of shares of common stock held by persons other than executive officers, directors and five percent stockholders of the registrant without conceding that any such person is an “affiliate” of the registrant for purposes of the federal securities laws. Our common stock is not traded in the over-the-counter market and quoted on the Over-The-Counter Bulletin Board.

As of April 15, 2015, there were 50,473,093 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “TAIC,” “TCHA,” “NUUU,” “Technology Applications,” “Rejuvel Int’l, Inc.,” “NueEarth, Inc.,” “Rejuvel,” “we,” “us,” and “our” are references to Technology Applications International Corporation. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

On August 9, 2011, the Company founded a wholly-owned subsidiary Rejuvel Int’l, Inc., that distributes markets and sells a line of molecularly enhanced skin cream products, under the brand name Rejuvel.  On December, 29, 2011, and amended on January 23, 2012, May 7, 2012, and December 13, 2012, the Company entered into a distribution agreement with Regenetech, Inc., whereby, Rejuvel shall act as a distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed and patented by the National Aeronautics and Space Administration (“NASA”) and Regenetech, Inc., then manufactured and sold by Regenetech.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION a Florida Corporation

Rejuvel Int’l, Inc. a Florida Corporation (100% owned subsidiary)	NueEarth, Inc. a Florida Corporation (100% owned subsidiary)

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

Products

Rejuvel Int’l, Inc.

Through Rejuvel Int’l, Inc., the Company is currently distributing a line of technologically advanced skin care products, produced and developed by the Company. On July 27, 2011, it commenced providing to the marketplace its first product, the Rejuvel skin cream, and had generated revenues in the amount of $94,096 as of the year ended December 31, 2014. During 2012, the Company decided to rebrand our skin cream from “Renuéll™” to “ReJuvel”, to better relate to our potential markets, and on September 11, 2014 we changed the name of our subsidiary to Rejuvel Int’l, Inc.. Our skin cream product is a high quality cosmetic product that uses 3 dimensional biomolecules created in simulated microgravity that is formulated with a branded compound which is a breakthrough facial repair cream that allows skin cell expansion, and is enhanced using National Aeronautics and Space Administration (“N.A.S.A.”) technology to create a skin care product that promotes the appearance of age defying skin.  Renuèll is recognized by the Space Foundation for their use of products and processes designed by the space industry.

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

In order for a company to be certified by the Space Foundation it must be a product or service that directly results from Space technology or space program development such that the product exists because of advances in space technology. Examples of certified space technologies include Fisher Space Pens, GPS, and Tempur-Pedic foam mattresses.  The Space Foundation has also officially certified Rejuvel as a Certified product that is produced using N.A.S.A.’s technology.

Neither the Food and Drug Administration (“FDA”) nor any other regulatory authority or similar regulator has approved the Rejuvel™ skin cream product.

On December 29, 2011, and then Amended on January 23, 2012, May 7, 2012 and December 13, 2012, the Company, through its wholly-owned subsidiary, Rejuvel Int’l Inc., a Florida corporation (“Rejuvel”) entered into that certain distribution agreement (the “Distribution Agreement”) with Regenetech, Inc., a Texas corporation (“RGT”), see section “Distribution Agreement” for further details of the agreement. Pursuant to the terms and conditions of the Distribution Agreement, Rejuvel shall act as an exclusive distributor for a series of cosmetics created in a rotatable perfused time varying electromagnetic force bioreactor developed, manufactured and sold by RGT.

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

These expanded cells when placed on the skin in cream form help repair, hydrate and expand the cells in the skin, thereby, giving a rejuvenated and fresher appearance to a person’s skin. Rejuvel has licensed the patented process from N.A.S.A; Regenetech and Rejuvel are the only cosmetic companies that use this process and to be endorsed by the Space Foundation.

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

On August 28, 2014, the Board authorized the Company to exchange or repurchase 68,666,619 shares of common stock in privately negotiated transactions with three shareholders, including the current CEO of the Company. As a result of the exchange or repurchase the Company’s total shares issued and outstanding was reduced to Fifty Million One Hundred Eighteen Thousand Four Hundred Ninety Three 50,118,493 shares of common stock.

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

On or about September 9, 2014, the Company established an Advisory Board to the Company. The first member appointed to the Advisory Board was Dr. Jacob G. Appelbaum who was also appointed the Chairman of the Advisory Board. Dr. Appelbaum is an internationally recognized physicist and multidisciplinary technologist. He currently serves as the CEO of Advanced Technology Department, Inc., and prior to that he served as a research professor at the Innovative Space Nuclear Power and Propulsion Instituted of the University of Florida.  Due to Dr. Appelbaum’s knowledge and experience we are very pleased to have him join the Company on our Advisory Board.

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

Customers

Rejuvel Int’l, Inc.

Our subsidiary Rejuvel Int’l, Inc., produces a skin cream under the names Renuéll,  Re’Juvel, and will have several potential target customers such as; retail customers, online purchasers from our website www.Rejuvel.com, skin care professionals, spas, doctors, and retail stores that sell cosmetic products. These potential customers will include the end user who can purchase the product online, management believes this customer will typically be middle aged persons, but also anyone who has a need or desire to have their skin look refreshed and younger. The other main potential customer that the Renuéll's skin cream will attempt to obtain is in the retail market, such as established pharmacies, retail and grocery store chains, where the product can be put on the shelves and start to gain brand recognition.

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

Rejuvel Int’l, Inc

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

Manufacturing and Raw Materials

Rejuvel Int’l, Inc.

The Company produces, supply’s the product components and formulates our skin creams and we rely on third-parties to package the finished goods. Third parties also provide order fulfillment, warehousing and distribution services. The Company plans to produce its product in larger production batches thereby increasing production efficiency, which will reduce costs.

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

Rejuvel Int’l, Inc.

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

Government Regulation

Rejuvel Int’l, Inc.

Unless the FDA extends its regulatory authority to cosmetic products, regulation by governmental authorities in the United States and other countries is not expected to be a significant consideration in the sale of the products by Rejuvel Int’l, Inc. and its ongoing activities. Under current regulations, the market introduction of the majority of non-medicated cosmetic products does not require prior formal registration or approval by the FDA, although this could change in the future. The cosmetic industry has established self-regulating procedures and most companies perform their own toxicity and consumer tests. Voluntary filings related to manufacturing facilities are made with the FDA. The Cosmetics Division of the FDA, however, does monitor closely problems of safety, adulteration and labeling. In addition, if the FDA should determine that claims made by the Company for the products involve the cure, mitigation or treatment of disease, the FDA could take regulatory action against the products and us. In addition, the United States Federal Trade Commission (“FTC”) monitors product claims made in television and radio commercials and print advertising to ensure that any claim can be substantiated. If the FTC believes that any advertising claim made by the Company with regard to the effect or benefit of the products is not substantiated by adequate data or research and the Company cannot support such claim, the FTC could also take regulatory action against the Company’s products and us.

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

While the majority of the active ingredients in the Rejuvel skin cream products have undergone independent third-party testing to establish benefit claims and efficacy, certain ingredients contained in the products and its future products may require FDA approved testing to establish the benefit claims or their safety and efficacy. Such testing can require a significant amount of resources and there is no assurance that such testing will be favorable to the claims the Company makes for the products, or that the cumulative authority established by such testing will be sufficient to support the claims. Moreover, both the findings and methodology of all FDA approved testing are subject to challenge by scientific bodies. If the findings of FDA approved testing are challenged or found to be insufficient to support the claims, additional testing may be required, or products may require re-formation, in order for the Company to continue to market current products or before future products can be marketed. Furthermore, there are limited studies, if any, on the product ingredients combined in the product formulations. Accordingly, there can be no assurance that the products, even when used as directed, will have the effects intended. In the event the Company is unable to substantiate benefit claims or efficacy, or in the event that historical testing is refuted, market acceptance for the products may decrease or not develop, which would have a detrimental effect on the Company’s business.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our corporate headquarters are located at Chase Bank Building 150 SE 2nd Ave, Suite 403 Miami, Florida 33131. On September 10, 2014, the Company signed a lease agreement for office used. Lease term is twenty-six months from October 1, 2014. Rental is $42,333 for twelve months.

Year	Commitment Payment

2015	$42,333
2016	$38,806

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

Our common stock is currently quoted on the OTC Markets. Our common stock has been quoted on the OTC Markets since March 25, 2014, trading under the symbol “TCHA.”  On March 31, 2014 our symbol was changed to “NUUU” to reflect our Company’s skin care line. Because we are quoted on the OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange.

The following table sets forth the high and low bid prices for our Common Stock per quarter as reported by the OTCBB since we began trading February 12, 2014 based on our fiscal year end December 31. These prices represent quotations between dealers without adjustment for retail mark-up, markdown or commission and may not represent actual transactions.

2014FISCAL YEAR	High	Low
First Quarter	$4.50	$1.50
Second Quarter	$2.75	$1.20
Third Quarter	$1.75	$1.15
Fourth Quarter	$1.44	$0.10

Record Holders

As of April 15, 2015, there were 50,473,093 shares of the registrant’s $0.001 par value common stock issued and outstanding and were owned by approximately 85 holders of record, based on information provided by our transfer agent.

Recent Sales of Unregistered Securities

In February and April 2014, the Noteholder elected to convert $274,000 (including accrued interest of $30,816) into 607,149 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 607,149 warrants to purchase 607,149 shares of common stock exercisable at $1.00 per share. The warrants were all expired by October 2014.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, the Company issued 601,000 warrants to purchase 601,000 shares of common stock exercisable at $1.00 per share. 34,000 warrants were exercised in September 2014 and 567,000 warrants were expired in September 2014.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expired 180 days after stock issuance date in September 2014.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expired 180 days after stock issuance date in October 2014

On July 7, and July 31, 2014, the Company entered stock subscription agreements of 50,000 shares and 20,000 shares at $1.00 per share with 50,000 and 20,000 warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

On August 22, 2014, the Company entered stock subscription agreement of 99,963 shares at $1.00 per share with 99,963 warrants to purchase 99,963 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 1 year after the stock issuance date.

On September 9, 2014, a Warrant holder exercised 34,000 warrants to purchase 34,000 restricted common shares at a price of $1.00 per share.

On October 1, 2014, the Company entered a consulting agreement whereby the Company issued 15,000 shares for consulting services, for a period from February 9, 2015 until March 9, 2015.

On December 28, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

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

Other than as previously disclosed, none.

Subsequent Issuances:

On January 27, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of 1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 2, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 2, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 3, 2015, the Company entered stock subscription agreement for 21,600 shares at $0.50 per share.

On February 18, 2015, the Company entered stock subscription agreement of 50,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 18, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares for consulting services, on a month to month basis.

On February 19, 2015, the Company entered a consulting agreement whereby the Company issued 25,000 shares for consulting services, on a month to month basis.

On February 21, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 21, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 21, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 23, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On or about February 26, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with Yontem Cosmetics Dis Tic. Ltd. Sti (“Yontem”) a Turkish company; thereby, naming Turkey (the “Territory”) as an exclusive territory for Yontem.  The terms of the Distribution Agreement, expects that Yontem will sell a minimum of 1,000 1.7oz units per month during the 1st year, 2,000 1.7oz units per month during the second year of operation and 3,000 units per month in the third year upon the establishment of the company by Yontem. The Distribution Agreement is for an initial period of three years and then the two parties will evaluate the progress of the Distribution Agreement. The Distribution Agreement can then be renewed for an additional five-five year periods. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then Yontem will lose exclusivity to the Territory.

On March 6, 2015, the Company entered a service agreement whereby the Company issued 15,000 shares for marketing solution and strategy services, on a month to month basis.

On March 10, 2015, the Company entered stock subscription agreement of 50,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On March 10, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 100,000 shares for medical services, for a period of one year.

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 10,000 shares for medical services, for a period of one year.

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

Working Capital

	December 31, 2014 $	December 31, 2013 $
Current Assets	53,053	84,662
Current Liabilities	938,162	1,207,335
Working Capital (Deficit)	(885,109)	(1,122,673)

Cash Flows

December 31, 2014 $
Cash Flows from (used in) Operating Activities	(493,785)
Cash Flows from (used in) Investing Activities	(33,335)
Cash Flows from (used in) Financing Activities	561,730
Net Increase (decrease) in Cash During Period	34,610

Results for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenues:

The Company’s revenues were $94,096 for the year ended December 31, 2014 compared to $51,559 in 2013.  This represents an increase of $42,537 or 83%.  The increase is directly attributable to the Company sales of its Rejuvel cream.

Cost of Revenues:

The Company’s cost of revenue was $83,304 for the year ended December 31, 2014 compared to $26,805 in 2013.  This represents an increase of $56,499 or 211%.  The increase in cost of revenues is directly attributable to the increase in sales during 2013.

Gross Profit:

For the twelve months ended December 31, 2014, our total gross profit decreased by $13,962 or 177% to $10,792 from $24,754 in 2013. The decrease is attributable to product costs and writing off obsolete inventory.

General and Administrative Expenses:

General and administrative expenses consisted primarily of consulting fees, rent, travel, meals and entertainment, and preparing reports and SEC filings relating to being a public company.  For the year ended December 31, 2014, general and administrative expenses increased to $697,997 compared to $554,460 for the year ended December 31, 2013, representing an increase of $143,537 or 26%.  The increase is primarily attributable to increases in advertising and marketing costs, consulting fees and officer compensation.

Other Income (Expense):

Other income (expense) consisted of gain on derivative valuation, derivative expense, and interest expense.  The gain on derivative valuation is directly attributable to the change in fair value of the derivative liability from date of issuance during 2013 through December 31, 2014. Derivative expense is primarily attributable the initial proceeds over the valuation of derivative instruments at issuance. Interest expense is primarily attributable to the accretion of the convertible debentures over their respective terms and accrued interest during the year. As of December 31, 2014, the Company had $700,279 gain on derivative valuation, $(267,253) of derivative expense, and $(98,686) interest expense.

Net Loss:

Our net loss for the year ended December 31, 2014 was $352,865 compared to a net loss of $715,546 for the year ended December 31, 2013, a decrease of $362,681 or 51%.  The net loss is influenced by the matters discussed in the other sections of this MD&A.

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

As of December 31, 2014, total current assets were $53,053, which consisted primarily of cash, inventory and deposits.

As of December 31, 2014, total current liabilities were $938,162, which consisted primarily of accounts payable and accrued expenses, a loan from a related party, related party advances and derivative liability. We had net working capital deficit of $(885,109) as of December 31, 2014.

Intangible Assets

The Company’s intangible assets were $15,859 net of amortization as of December 31, 2014.

Material Commitments

The Company’s material commitments were $0 as of December 31, 2014.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
AND
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

FINANCIAL STATEMENT TABLE OF CONTENTS

December 31, 2014

Independent Registered Public Accounting Firm
Sadler Gibb & Associates, LLC	F-2

Consolidated Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Shareholder’s Equity	F-5

Statements of Cash Flows	F-6

Notes to Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

We have audited the accompanying consolidated balance sheets of  (the Company) as of  and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  as of  and 2013, and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $2,157,774 and negative cash flows from operations as of , which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

April 15, 2015

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013
Current assets
Cash and cash equivalents	$39,501	$4,891
Inventories	4,831	70,862
Deposits	7,000	7,000
Other current assets	1,722	1,909
Total current assets	53,053	84,662

Intangible assets, net	15,859	1,940
Machinery and equipment, net	32,092	19,371
Other Assets
Security deposits	3,725	-
Total assets	$104,728	$105,973

LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued expenses	$458,783	$344,415
Advances from affiliate	270,747	237,480
Loan from affiliate	157,068	77,401
Convertible debentures (net of debt discount of $zero and $75,902, respectively)	-	198,099
Deferred rent	2,713	-
Derivative liability	48,851	349,940
Total current liabilities	938,162	1,207,335
Total liabilities	938,162	1,207,335

Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares
authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized,
50,138,493 and 117,348,000 shares issued and outstanding at
December 31, 2014 and December 31, 2013, respectively.	50,138	117,348
Additional paid in capital	1,274,202	586,199
Accumulated deficit	(2,157,774)	(1,804,909)
Total shareholders' deficit	(833,434)	(1,101,362)
Total liabilities and shareholders' deficit	$104,728	$105,973

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$ 94,096	51,559

Cost of revenues	83,304	26,805

Gross profit	10,792	24,754

Expenses
General and administrative	697,997	554,460

Loss From Operation	(687,205)	(529,706)

Other income (expense)
Gain on derivative valuation	700,279	64,232
Derivative expense	(267,253)	-
Gain on forgiveness of debts	-	1,000
Interest expense	(98,686)	(251,072)
Total other income (expense)	334,340	(185,840)

Net loss	(352,865)	(715,546)

Loss per share
Basic and diluted	($0.00)	($0.01)

Weighted average number of shares
Basic and diluted	94,507,750	117,248,274

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Period from Inception (October 14, 2009) to December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	117,248,000	117,248	505,220	(1,089,363)	(466,895)
Shares issued from conversion of convertible notes	100,000	100	80,979		81,079
Net Loss				(715,546)	(715,546)
Balance, December 31, 2013	117,348,000	$ 117,348	$ 586,199	$ (1,804,909)	$ (1,101,362)
Shares issued for cash	815,963	816	200,619		201,435
Shares issued from exercising of warrants	34,000	34	52,666		52,700
Shares issued from conversion of convertible notes	607,149	607	446,718		447,325
Shares purchase back by notes payable issuance	(67,666,619)	(67,667)	(12,000)		(79,667)
Shares purchase back by cash	(1,000,000)	(1,000)	-		(1,000)
Net Loss				(352,865)	(352,865)
Balance, December 31, 2014	$ 50,138,493	$ 50,138	$ 1,274,202	$ (2,157,774)	$ (833,434)

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities
Net loss	(352,865)	(715,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative valuation	(700,279)	(64,232)
Derivative expense	267,253	-
Gain on forgiveness of debts	-	(1,000)
Amortization of discount on convertible debentures	75,901	228,642
Depreciation and amortization	6,695	4,200
Shares issued for services rendered		-
Change in current assets and current liabilities:
Inventory	66,031	54,546
Deposits	-	43,000
Other current assets	(3,536)	1,905
Accounts payable and accrued expenses	144,302	150,521
Other current liabilities	2,713	-
Net cash used in operating activities	(493,785)	(297,964)

Cash flows from investing activities
Purchase of equipment	(18,335)	(10,000)
Payment in intangible assets	(15,000)	-
Net cash used in investing activities	(33,335)	(10,000)

Cash flows from financing activities
Advances from (to) affiliate, net	152,939	131,968
Repayment of loan from affiliate	(119,672)	(63,810)
Proceeds from issuance of convertible debentures	-	124,000
Payment of common stock purchase back	(1,000)
Proceeds from issuance of common stock	529,463	-
Net cash provided by financing activities	561,730	192,158

Net change in cash and cash equivalents	34,610	(115,806)
Cash and cash equivalents, beginning balance	4,891	120,697
Cash and cash equivalents, ending balance	39,501	4,891

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions
Issuance notes payable for common stock buyback	$ 79,667	$ -
Issuance of common stock for convertible notes converted	$ 447,325	$ -
Issuance of common stock for conversion of warrants	$ 52,700	$ -

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES

(Notes to the Consolidated Financial Statements)

1.

Nature of Operations and Basis of Presentation

Nature of Operations

Technology Applications International Corporation (“Technology”) was incorporated on October 14, 2009 under the laws of Florida.  Rejuvel Int’l, Inc. and NueEarth, Inc., Technology’s wholly owned subsidiaries and Technology, collectively, are referred to here-in as the “Company”.  The Company is engaged in developing market entry technology products and services into early and mainstream technology products and services.  Through our subsidiaries, we are focused on developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Technology Applications International Corporation and its wholly owned subsidiaries, Rejuvel Int’l, Inc. and NueEarth, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern Considerations

The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs.  The Company’s ability to continue as a going concern is highly dependent upon management’s ability to increase near-term operating cash flows and obtain additional working capital through the issuance of debt and or equity.

Management intends to finance operating costs over the next twelve months with existing cash on hand, from the issuance of common shares, and additional related party borrowings.  The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

There were no contingencies which could be evaluated at December 31, 2014.

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

Intangible Assets

Intangible consist of trademarks and licenses (Trademarks have a 20 year life and licenses have a 7 year life.) which are being amortized using the straight-line method over their estimated period of benefit.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  No impairments of intangible assets have been identified during any of the periods presented.

2015	2,252
2016	2,252
2017	2,252
2018	2,252
2019	2,252
Thereafter	4,599

Amortization expense for the years ended December 31, 2014 and 2013 was $1,082 and $109, respectively.

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of definite-lived assets to be held and used is measured by comparison of the carrying amount of an asset to future undiscounted cash flow expected to be generated by the asset.  If such assets are impaired, the impairment is recognized as the amount by which the carrying amount exceeds the estimated future cash flows.  Assets to be sold are reported at the lower of the carrying amount or the fair value less costs to sell.  Indefinite-lived assets are tested for impairment annually or when impairment is suspected by a comparison of the carrying amount of the asset to the net present value of future cash flows expected to be generated by the asset.  There were no impaired assets at December 31, 2014.

Revenue Recognition

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin No. 104, "Revenue Recognition."  Sales revenue which has been insignificant to December 31, 2014, is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured.  Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as unearned revenue.

Research and Development Costs

Research and development costs, which relate primarily to the development, design and testing of products, are expensed as incurred.  Such costs were approximately $6,563 and $8,319 for the years ended December 31, 2014 and 2013, respectively.

Advertising and Marketing

Advertising and marketing expenses are expensed as incurred.  Expense recorded for the years ended December 31, 2014 and 2013 were approximately $102,886 and $86,442, respectively.

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

As of December 31, 2014 and December 31, 2013, the derivative liabilities amounted to $48,851 and $349,940, respectively.  In accordance with the accounting standards, the Company determined that the carrying value of these derivatives approximated the fair value using the level 2 inputs.

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

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income during the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.  The Company records interest related to unrecognized tax benefits in interest expense and penalties in general and administrative expenses.  No interest expense or penalties have been assessed as of, and for the years ended, December 31, 2014 and 2013.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash accounts.  The Company places its cash in what it believes to be credit-worthy financial institutions.  Accounts at each financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000.  At December 31, 2014 and 2013, the Company’s cash balances did not exceed federally insured limits.

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

For the years ended December 31, 2014 and 2013, there were warrants to purchase 189,963 shares and 100,000 shares, respectively, of common stock that were excluded from the diluted earnings per share computation because the impact of the assumed exercise of such warrants would have been anti-dilutive, based on the fact that their exercise price exceeded the market price of the common stock as of December 31, 2014 and 2013.

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

2.  Major Customers

Two customers accounted for approximately 74% and 70% of total sales for the years ended December 31, 2014 and 2013, respectively.

3.  Commitments and Contingencies

The Company leases its corporate office space under a month to month lease.

On September 10, 2014, the Company signed the office lease agreement. Commencement date is October 1, 2014 and lease term is 26 months. Monthly rental fee is $3,297 plus tax. The rent for October and November 2014 are free. Security deposit is $3,297 plus tax, which is $3,537. The first month for December 2014 and the last month rent are paid in 2014 amounting $7,056. Rental payment will be $42,333 in 2015 and $38,806 in 2016.

Rent expense was approximately $16,034 and $4,194 for the years ended December 31, 2014 and 2013, respectively.

During August 2012, the Company entered into a two-year commission agreement whereby it will pay a $35 commission for each product sold.  The agreement will automatically renew in one-year increments unless cancelled in writing sixty-days prior to expiration.

As of December 31, 2014 and through the date of these financial statements, the Company has no insurance policies in place.  As of the date of these financial statements, the Company has not been advised of any liability or claims against it.

4.  Inventories

Inventories, as of December 31, 2014 and 2013, consisted of the following:

	December 31,
	2014	2013
Raw materials	$-	$-
Work-in-process	-	-
Finished goods	4,831	70,862
Total Inventories, net	$4,831	$70,862

No reserves for inventory have been deemed necessary at December 31, 2014 and 2013.

5.  Machinery and Equipment

Machinery and equipment, as of December 31, 2014 and December 31, 2013, consisted of the following:

	Estimated Useful Lives	December 31, 2014	December 31, 2013

Computer Equipment	3 Years	$ 5,980	$ 4,162
Machinery and equipment	5 Years	29,935	13,418
Furniture and fixtures	7 Years	14,073	14,074
Accumulated depreciation		(17,896)	(12,283)

		$ 32,092	$ 19,371

Depreciation expense for the years ended December 31, 2014 and 2013 was $5,614 and $4,091, respectively.

6.  Convertible Debenture

During December 2011, the Company received $100,000 as a deposit for entering into a distribution agreement.  On March 22, 2012, the Company converted the $100,000 deposit into a convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable March 21, 2014.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $84,143 (including accrued interest of $9,143) into 168,285 shares of the Company’s Common Stock at $0.50 per share. The Company issued 218,285 warrants to purchase a 218,285 shares of common stock exercisable at $1.00 per share. As of December 31, 2014, 218,285 warrants are expired.

On September 25, 2012, the Company issued a $100,000 convertible debenture.  The convertible debenture bears interest at a rate of five-percent (5%) per annum and was payable September 20, 2013.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder received warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. This convertible debenture extended 360 days on September 21, 2013. In December 2013, the Noteholder elected to convert $25,000 into 50,000 shares of the Company’s Common Stock at $0.50 per share.  In February 2014, the Noteholder elected to convert $88,273 (including accrued interest of $13,273) into 176,515 shares of the Company’s Common Stock at $0.50 per share. The Company issued 226,515 warrants to purchase a 226,515 shares of common stock exercisable at $1.00 per share. As of December 31, 2014, 226,515 warrants are expired.

On April 3, May 23, May 31, June 10, July 29, August 14, and September 25, 2013 the Company issued $5,000, $10,000, $10,000, $25,000, $4,000, $50,000 and $20,000 convertible debentures, respectively.  The convertible debentures bear interest at a rate of ten-percent (10%) per annum and is payable March 29, May 18, May 26, June 5, July 24, August 9, and September 20, 2014, respectively.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of $0.50 per share.  In addition to the common stock, the Holder shall receive warrants to purchase an equal number of shares of common stock exercisable at $1.00 per share.  These warrants expire at the earlier of 180 days after the common stock commences quotation on the OTC Bulletin Board or one-year from exercise. In February 2014, the Noteholder elected to convert $110,866 (including accrued interest of $6,866) into 220,785 shares of the Company’s Common Stock at $0.50 per share. The Company issued 220,785 warrants to purchase 220,785 shares of common stock exercisable at $1.00 per share. In April 2014, the Noteholder elected to convert $21,534 (including accrued interest of $1,534) into 41,534 shares of the

Company’s Common Stock at $0.50 per share. The Company issued 41,534 warrants to purchase 41,534 shares of common stock exercisable at $1.00 per share. As of December 31, 2014, 262,319 warrants are expired.

The Compound derivative comprises certain derivative features embedded in the host convertible debenture contracts including the conversion feature and warrants both of which contain anti-dilution protections.  These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value.  The Company applied the Black-Scholes Merton valuation technique to fair value these derivatives because this technique embodies all of the assumptions necessary to fair value these compound derivative instruments.  Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $267,253.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates. The company amortizes the discount on the convertible debentures resulting from the initial allocation over the term of the convertible debt instruments using the effective method.  Amortization expense arising from this method for the years ended December 31, 2014 and 2013 amounted to $75,901 and $182,197 which have been included as a component of interest expense. For the year ended December 31, 2014, gain on derivative valuation was $700,279 (For the year ended December 31, 2013, gain on the derivative valuation was $64,232)

7.  Common Stock

In December 31, 2013, the Company issued 100,000 shares of its common stock at $0.50 for conversion of convertible debenture of $50,000. Also, the Company issued 100,000 warrants to purchase a 100,000 shares of common stock exercisable at $1.00 per share.

In February 2014, the Company issued 565,615 shares of its common stock at $0.50 for conversion of convertible debentures of $254,000 and 29,282 of accrued interest.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, the Company issued 601,000 warrants to purchase to purchase 601,000 shares of common stock exercisable at $1.00 per share.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expired 180 days after stock issuance date.

On April 8, 2014, the Company issued 41,534 shares of its common stock at $0.50 for conversion of a convertible debenture of $20,000 and $1,534 of accrued interest.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expired 180 days after stock issuance date.

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

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed a promissory note for a total of $64,667 to affect the purchase. The Company then cancelled the shares.

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The Company then cancelled the shares.

On September 9, 2014, a Warrant holder exercised 34,000 warrants to purchase 34,000 restricted common shares at a price of $1.00 per share.

On August 28, 2014, the Company authorized the purchase of 1,000,000 shares of common stock from shareholder at $0.001 per share and paid by cash $1,000 to affect the purchase. The Company then cancelled the shares.

On December 28, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.

Due to a ratchet provision, the warrants issued during 2014 were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $561,281.

Stock Purchase Warrants

In conjunction with the Private Placement Memorandum dated February 13, 2013, the Company is offering up to 3,000,000 units.  Each unit consists of 1 share of common stock priced at $1.00 and one Class A Warrant to purchase 1 share of common stock with an exercise price of $1.50 per share.  These warrants expire on the earlier of (i) 180 days after the common stock commences quotation on the OTC Bulletin Board or (ii) one year after the date of issuance. No issuances have been sold from this offering as of December 31, 2014.

In December 2013, Noteholders elected to convert $50,000 into 100,000 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 100,000 warrants to purchase 100,000 shares of common stock exercisable at $1.00 per share.  The warrants were expired as of December 31, 2014.

In February and April 2014, the Noteholder elected to convert $304,816 (including accrued interest of $30,816) into 607,149 shares of the Company’s Common Stock at $0.50 per share.  The Company issued 607,149 warrants to purchase a 607,149 shares of common stock exercisable at $1.00 per share. The warrants were expired as of December 31, 2014.

In March 2014, the Company issued 601,000 shares of its common stock at $0.50 through a private placement for total cash consideration of $300,500. Also, the Company issued 601,000 warrants to purchase 601,000 shares of common stock exercisable at $1.00 per share. 34,000 warrants were exercised in September 2014 and 567,000 warrants were expired as of December 31, 2014.

On April 3, 2014, the Company entered stock subscription agreement of 5,000 shares at $1.00 per share with 5,000 warrants to purchase 5,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 180 days after stock issuance date. The warrants were expired as of December 31, 2014.

On April 16, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 180 days after stock issuance date. The warrants were expired as of December 31, 2014.

.

On July 7, and July 31, 2014, the Company entered stock subscription agreements of 50,000 shares and 20,000 shares at $1.00 per share with 50,000 and 20,000 warrants to purchase 50,000 and 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date. As of December 31, 2014, 50,000 and 20,000 warrants are not exercised or expired.

On August 22, 2014, the Company entered stock subscription agreement of 99,963 shares at $1.00 per share with 99,963 warrants to purchase 99,963 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date.  As of December 31, 2014, 99,963 warrants are not exercised or expired.

On December 28, 2014, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 20,000 warrants to purchase 20,000 shares of common stock with an exercise price of $2.00 per share.  These warrants expire 360 days after stock issuance date. As of December 31, 2014, 20,000 warrants are not exercised or expired

The following table summarizes all warrant activity for the years ended December 31, 2014 and 2013:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2013	100,000	1.00
Exercisable at December 31, 2013	100,000	1.00
Granted	1,423,112	1.16
Exercised	(34,000)	1.00
Expired	(1,299,149)	1.04	0.79 year	$ 0
Exercisable at December 31, 2014	189,963	2.00	0.79 year	$ 0

8.

Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2014

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative liability	-	$ 48,851	-	$ 48,851

	Level 1	Level 2	Level 3	Fair Value at December 31, 2013
Liabilities
Derivative liability	-	$ 349,940	-	$ 349,940

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3), relate solely to the derivative liability as follows:

Balance at December 31, 2013	349,940
Adjustment due to conversions	(141,294)
Adjustment due to exercise warrant	(18,700)
New warrant issued with stock	559,184
Fair value adjustment	(700,279)
Balance at December 31, 2014	$ 48,851

9. Derivative Financial Instruments

The balance sheet caption derivative liability consists of derivative features embedded in convertible debentures including the conversion feature and warrants which have anti-dilution protections.  These derivative financial instruments are indexed to an aggregate of 189,963 shares of the Company’s common stock as of December 31, 2014 and are carried at fair value.  The balance at December 31, 2014 and 2013 was $48,851 and $349,940, respectively.

The valuation of the derivative liability is determined using a Black-Scholes Merton Model because that model embodies all of the relevant assumptions that address the features underlying these instruments.  Significant assumptions used in the Black-Scholes models at December 31, 2014 include the following:

Risk-free interest rate	0.25%
Estimated volatility	186%
Dividend rate	None
Estimated term in years	0.5-1.1

10. Income Taxes

Deferred income taxes for 2014 and 2013 were provided for the temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities.  The effects of temporary differences and carry-forwards at December 31, 2014 and 2013 are as follows:

Deferred tax assets:	December 31, 2014	December 31, 2013
Net operating loss carry-over	$733,642	$613,669
Derivative liability	(286,182)	(48,097)
Common stock issued for services rendered	3,848	3,848
Interest on derivative	242,693	151,827
Valuation allowance	(773,283)	(506,081)
Deferred tax assets per books	$-	$-

The income tax provision differs from the amount of income tax determined by applying the estimated U.S. federal and state income tax rates of 34 percent to pretax income from continuing operations for the year ended December 31, 2014 and 2013 due to the following:

	December 31, 2014	December 31, 2013
Income tax expense at statutory rate	$(119,974)	$(243,286)
Gain (loss) on derivative valuation	(238,095)	(21,839)
Common stock issued for services rendered	-	-
Interest on derivative	90,866	77,398
Valuation allowance	267,203	187,727
Income tax expense per books	$-	$-

As of December 31, 2014, the Company had net operating loss carry forwards for income purposes of approximately $733,643 ($613,669 as of December 31, 2013) that may be offset against future taxable income.  The net operating loss carry-forwards expire through the year 2034.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs or a change in the nature of the business.  Therefore, the amount available to offset future taxable income may be limited.

No tax benefit has been reported in the consolidated financial statements for the realization of loss carry-forwards, as the Company believes there is high probability that the carry-forwards will not be utilized in the foreseeable future.

11.  Related Parties

An affiliate of the Company, the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2014 and 2013 were approximately $152,938 and $131,968, respectively.  Payments of approximately $119,672 and $63,810 were made during the years ended December 31, 2014 and 2013, respectively, resulting in amounts due to the affiliate at December 31, 2014 and 2013 are approximately $270,747 and $237,480, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand. The Company has paid $0 toward the loan amount during 2014. The outstanding balance as of December 31, 2014 is $77,401 and accrued interest of $23,845.

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed an unsecured promissory note for a total of $64,667 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount during 2014.  The outstanding balance as of December 31, 2014 is $64,667. During 2014, the Company accrued the interest $1,329.

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount during 2014.  The outstanding balance as of December 31, 2014 is $15,000. During 2014, the Company accrued the interest $308.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2014 and 2013, the Company recorded expense of approximately $3,237 and $1,052, respectively.

12.  Significant Agreement

On September 30, 2013, the Company and its wholly-owned subsidiary Rejuvel Int’l, Inc., Florida corporations (the “Company”) entered into a partially exclusive Co-License Agreement (the “License Agreement”) by and amongst the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) and the Administrators of the Tulane Educational Fund (“Tulane University”) for the use of U.S. Patent No. 6,730,498 B1, an invention entitled “Production of Functional Proteins: Balance of Shear Stress and Gravity,” which was issued on May 4, 2004 (the “Patent”). The company currently uses the Patent process to develop our anti-aging skin creams and shampoos. The License Agreement permits the Company to use the Patent as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

On July 25, 2014, Technology Applications International Corporation and its wholly-owned subsidiary Rejuvel Int’l, Inc., Florida corporations (the “Company”) entered into an exclusive License Agreement (the “License Agreement”) by and between the National Aeronautics and Space Administration, an agency of the United States (“N.A.S.A.”) for the use of U.S. Patent No.’s 6,485,963 B1, an invention entitled “Growth Stimulation Of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof” which was filed on June 2, 2000, and U.S. Patent No. 6,673,597 B2, for an invention entitled “Growth Stimulation of Biological Cells and Tissue By Electromagnetic Fields and Uses Thereof, which was filed on February 28, 2001 (the “Patents”). We currently use the Patents process to develop our anti-aging skin creams and shampoos. The License Agreement permits the

Company to use the Patents as well as the name N.A.S.A., with its products, as per the terms of the License Agreement.

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

13.  Subsequent Events

On January 27, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of 1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 2, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 2, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 3, 2015, the Company entered stock subscription agreement for 21,600 shares at $0.50 per share.

On February 18, 2015, the Company entered stock subscription agreement of 50,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 18, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares for consulting services, on a month to month basis.

On February 19, 2015, the Company entered a consulting agreement whereby the Company issued 25,000 shares for consulting services, on a month to month basis.

On February 21, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 21, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 21, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 23, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On or about February 26, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with Yontem Cosmetics Dis Tic. Ltd. Sti (“Yontem”) a Turkish company; thereby, naming Turkey (the “Territory”) as an exclusive territory for Yontem.  The terms of the Distribution Agreement, expects that Yontem will sell a minimum of 1,000 1.7oz units per month during the 1st year, 2,000 1.7oz units per month during the second year of operation and 3,000 units per month in the third year upon the establishment of the company by Yontem. The Distribution Agreement is for an initial period of three years and then the two parties will evaluate the progress of the Distribution Agreement. The Distribution Agreement can then be renewed for an additional five-five year periods. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then Yontem will lose exclusivity to the Territory.

On March 6, 2015, the Company entered a service agreement whereby the Company issued 15,000 shares for marketing solution and strategy services, on a month to month basis.

On March 10, 2015, the Company entered stock subscription agreement of 50,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On March 10, 2015, the Company entered stock subscription agreement of 2,000 shares at $0.50 per share with 2,000 warrants to purchase 2,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 100,000 shares for medical services, for a period of one year.

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 10,000 shares for medical services, for a period of one year.

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from December 31, 2014 through the filing with the SEC.

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

In connection with the preparation of our annual report as of December 31, 2014, the Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2014, as a result of the existence of material weaknesses in our internal control over financial reporting as discussed below.

Evaluation of Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s assessment under this framework, management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, as a result of the existence of material weaknesses.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following four material weaknesses which have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures and internal control over financial reporting were not effective at the reasonable assurance level:

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes.

We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us as of and for the year ended December 31, 2014. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and internal control over financial reporting and has concluded that the control deficiency that resulted represented a material weakness.

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

Changes in Internal Control over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed whether any changes in our internal control over financial reporting that occurred during the year ended December 31, 2014, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Significant changes are being implemented during the fiscal 2015 year to remediate our material weaknesses in internal control over financial reporting. Management believes that such measures we are implementing to remediate the material weaknesses in internal control over financial reporting will have a favorable impact on our internal control over financial reporting. Changes in our internal control over financial reporting through the date of this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described below.

Remediation Actions Relating to Material Weaknesses

Once the Company has sufficient personnel available, then our Board of Directors, in particular and in connection with the aforementioned deficiencies, will establish the following remediation measures:

Our Board of Directors plans to nominate an audit committee or a financial expert on our Board of Directors in fiscal 2015.

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

Subsequent Events

On or about February 26, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with Yontem Cosmetics Dis Tic. Ltd. Sti (“Yontem”) a Turkish company; thereby, naming Turkey (the “Territory”) as an exclusive territory for Yontem.  The terms of the Distribution Agreement, expects that Yontem will sell a minimum of 1,000 1.7oz units per month during the 1st year, 2,000 1.7oz units per month during the second year of operation and 3,000 units per month in the third year upon the establishment of the company by Yontem. The Distribution Agreement is for an initial period of three years and then the two parties will evaluate the progress of the Distribution Agreement. The Distribution Agreement can then be renewed for an additional five-five year periods. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then Yontem will lose exclusivity to the Territory.

A copy of the Distribution Agreement is filed herewith, as Exhibit 10.11, and is incorporated herein by this reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identification of Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers:

Name	Age	Position with the Company	Director Since
Charles J. Scimeca	70	CEO, CFO, President, Treasurer, Secretary, & Director	April 12, 2010
John Stickler	46	Vice President & Director	May 18, 2012

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that during the year ended December 31, 2014, our executive officers and directors and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our officers and directors for the fiscal years ended December 31, 2014 and 2013. Our Board of Directors may adopt an incentive stock option plan for our executive officers that would result in additional compensation.

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles J. Scimeca (1) President, CEO, CFO, Secretary, Treasurer and Director	2014	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000-
	2013	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
John Stickler Vice President, Director (1)(2)	2014	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended December, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Management

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 15, 2014, by: (i) each of our directors; (ii) each of our named executive officers; and (iii) each person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Charles J. Scimeca 1001 Brickell Bay Drive, Suite 1716 Miami, FL 33131	Common	32,333,881	64.1%
John Stickler Chase Bank Building 150 SE 2nd Ave, Suite 403 Miami, FL 33131	Common	3,000,000	5.9%
All Officers and Directors as a Group (2 Persons)	Common	35,333,881	70%

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

(2)  Based on 50,473,093 issued and outstanding shares of common stock as of April 15, 2015.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

An affiliate of the Company, the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts advanced to the Company during the years ended December 31, 2014 and 2013 were approximately $152,938 and $131,968, respectively.  Payments of approximately $119,672 and $63,810 were made during the years ended December 31, 2014 and 2013, respectively, resulting in amounts due to the affiliate at December 31, 2014 and 2013 are approximately $270,747 and $237,480, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand. The Company has paid $0 toward the loan amount during 2014. The outstanding balance as of December 31, 2014 is $77,401 and accrued interest of $23,845.

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed an unsecured promissory note for a total of $64,667 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount during 2014.  The outstanding balance as of December 31, 2014 is $64,667. During 2014, the Company accrued the interest $1,329.

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount during 2014.  The outstanding balance as of December 31, 2014 is $15,000. During 2014, the Company accrued the interest $308.

The Company periodically rents a recreational vehicle from an affiliate of the Company, an entity owned by the Company’s president, which is utilized for advertising and promotional events.  The Company is charged $1,729 for each month of use and is payable in arrears.  For the years ended December 31, 2014 and 2013, the Company recorded expense of approximately $3,237 and $1,052, respectively.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$25,500	$23,000
Audit-related fees	$-	$0
Tax fees	$-	$0
All other fees	$-	$0
Total	$25,500	$23,000

Audit Fees

During the fiscal years ended December 31, 2014, we incurred approximately $25,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal years ended December 31, 2014.

During the fiscal year ended December 31, 2013, we incurred approximately $23,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2013.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning were $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A was $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Distribution Agreement by and between the Company and Meditem Cyprus, Ltd., dated October 13, 2014.	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.11	Distribution Agreement by and between the Company and Yontem Cosmetics Dis Tic. Ltd. Sti, dated February 26, 2015	Filed herewith.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	To be filed by amendment.
101.SCH*	XBRL Taxonomy Extension Schema Document	To be filed by amendment.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	To be filed by amendment.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 15, 2015 /s/ Charles J. Scimeca By: Charles J. Scimeca Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 15, 2015 /s/ Charles J. Scimeca Charles J. Scimeca – Director Dated: April 15, 2015 /s/ John Stickler John Stickler – Director