Form 10-K/A
period 2014-12-31
Technology Applications International Corp
filed 2015-04-17
CIK 1481427

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

Documents incorporated by reference: None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K of Technology Applications International Corporation (the "Company") for the year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2015, (the "Original Filing"), is being filed solely to include the XBRL Exhibits.

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

PART IV

ITEM 15.  EXHIBITS.

(a) Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Distribution Agreement by and between the Company and Meditem Cyprus, Ltd., dated October 13, 2014.	Filed with the SEC on November 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.11	Distribution Agreement by and between the Company and Yontem Cosmetics Dis Tic. Ltd. Sti, dated February 26, 2015	Filed with the SEC on April 15, 2015 as part of the Company’s Annual Report on Form 10-K.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: April 17, 2015 /s/ Charles J. Scimeca By: Charles J. Scimeca Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: April 17, 2015 /s/ Charles J. Scimeca Charles J. Scimeca – Director Dated: April 17, 2015 /s/ John Stickler John Stickler – Director

5