Form 10-Q
period 2015-03-31
Technology Applications International Corp
filed 2015-05-20
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-53698

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

Yes [   ]  No [X]

As of May 13, 2015, there were 50,798,563 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”TAIC,” “NUUU,” “Renuell Int’l,” “Rejuvel Int’l Inc.,” “NueEarth, Inc.,” "our," "us," the "Company," refers to Technology Applications International Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Condensed Consolidated Financial Statements

(Expressed in US dollars)

March 31, 2015 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	5

Condensed Consolidated Statements of Operations (unaudited)	6

Condensed Consolidated Statements of Cash Flows (unaudited)	7

Notes to the Condensed Consolidated Financial Statements (unaudited)	8

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS	March 31, 2015 (Unaudited)	December 31, 2014
Current assets
Cash and cash equivalents	$44,186	$39,501
Inventories	21,545	4,831
Deposits	7,000	7,000
Other current assets	107,722	1,722
Total current assets	180,453	53,054
Intangible assets, net	15,296	15,859
Machinery and equipment, net	30,608	32,092
Other assets
Security Deposit	3,724	3,724
Total assets	$230,081	$104,728
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued expenses	$488,362	$458,783
Advances from affiliate	269,600	270,747
Loan from affiliate	157,068	157,068

Convertible debentures (net of debt discount of $95,652 and $0, respectively)	4,348	-
Other current liabilities	2,130	2,713
Derivative liability	240,853	48,851
Total current liabilities	1,162,361	938,162
Total liabilities	1,162,361	938,162

Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized, 50,473,563 and 50,138,493 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively.	50,473	50,138
Additional paid in capital	1,419,828	1,274,202
Accumulated deficit	(2,402,581)	(2,157,774)
Total shareholders' deficit	(932,280)	(833,434)
Total liabilities and shareholders' deficit	$230,081	$104,728

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$ 70,356	2,268
Cost of revenues	9,173	2,920
Gross profit	61,183	(652)
Expenses
General and administrative	272,145	128,728
Loss From Operation	(210,962)	(129,380)
Other income (expense)
Gain (Loss) on derivative valuation	39,826	(1,926,797)
Derivative expense	(63,554)	(251,814)
Interest expense	(10,117)	(79,782)
Total other income (expense)	(33,845)	(2,258,393)
Net loss	(244,807)	(2,387,773)

Loss per share
Basic and diluted	($0.00)	($0.02)

Weighted average number of shares
Basic and diluted	50,257,989	117,742,089

The accompanying condensed notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities
Net loss	(244,807)	(2,387,773)
Adjustments to reconcile net loss to
net cash used in operating activities:
Debt issuance cost	5,000	-
Loss (Gain) on derivative valuation	(39,826)	1,926,797
Derivative expense	63,554	251,814
Stock issued for services	129,435	-
Amortization of discount on convertible debentures	4,348	66,289
Depreciation and amortization	2,046	1,208
Change in current assets and current liabilities:
Inventory	(16,714)	(17,558)
Other current assets	(106,582)	-
Accounts payable and accrued expenses	29,580	35,368
Net cash used in operating activities	(173,968)	(123,856)
Cash flows from investing activities
Purchase of equipment	-	-
Payment in intangible assets	-	-
Net cash used in investing activities	-	-
Cash flows from financing activities
Advances from (to) affiliate, net	(1,147)	114,058
Repayment of loan from affiliate	-	(10,781)
Proceeds from issuance of convertible debentures	95,000	-
Proceeds from issuance of common stock	84,800	234,000
Net cash provided by financing activities	178,653	337,277
Net change in cash and cash equivalents	4,685	213,421
Cash and cash equivalents, beginning balance	39,501	4,891
Cash and cash equivalents, ending balance	44,186	218,312
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Subscription receivable	$ -	$ 66,500
Debt discount on convertible note	$ 100,000	$ -
Issuance of common stock for convertible notes converted	$ -	$ 486,983

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	March 31, 2015	December 31, 2014

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	21,545	4,831

Total Inventories	$ 21,545	$ 4,831

No reserves for inventory have been deemed necessary at March 31, 2015 and December 31, 2014.

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

Machinery and equipment, as of March 31, 2015 and December 31, 2014, consisted of the following:

	Estimated Useful Lives	March 31, 2015	December 31, 2014

Computer Equipment	3 Years	$ 5,980	$ 5,980
Machinery and equipment	5 Years	29,935	29,935
Furniture and fixtures	7 Years	14,073	14,073
Accumulated depreciation		(19,380)	(17,896)

		$ 30,608	$ 32,092

Depreciation expense for the three month periods ended March 31, 2015 and 2014 were $1,484 and $1,182, respectively.

4.  Convertible Debenture

On March 23, 2015, the Company issued a $100,000 convertible debenture. The maturity date is September 23, 2015. The convertible debentures bear interest at a rate of eight-percent (8%) per annum.  Until the ninetieth day after the issuance date the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent; from the 90th day after the issuance date to the maturity date, the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder’s consent. After maturity date the Company may not repay the Note, in whole or in part, under any circumstance without obtaining the Holder’s consent. If the Company requests to repay the Note after the maturity date and obtain the Holder’s consent to do so, the Company must pay the Note’s outstanding principal at a cash redemption premium of 150%, in addition to outstanding interest.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of a 40% discount to the lowest price during the previous twenty trading days to the date of conversion.

The Compound derivative comprises certain derivative features embedded in the host convertible debenture contracts including the conversion feature and warrants both of which contain anti-dilution protections.  These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value.  The Company applied the Black-Scholes Merton valuation technique to fair value these derivatives because this technique embodies all of the assumptions necessary to fair value these compound derivative instruments.  Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $267,253.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.  As the Company does not have historical volatility data for its own stock, the expected volatility was based upon the Company’s peer group in the industry in which it does business.  Fair values are highly influenced by the trading stock price and volatility of the peer group, changes in our credit risk and market interest rates. The initial fair value of the derivative was $159,427, of which $100,000 was recorded as a debt discount to be amortized over the life of the note. The remaining $59,427 was immediately expensed as a derivative expense. The Company amortized $4,348 of the debt discount to interest expense during the period.

5.  Capital Stock

On January 27, 2015, the Company entered stock subscription agreement of 10,000 shares at $0.50 per share with 10,000 warrants to purchase 10,000 shares of common stock with an exercise price of 1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 2, 2015, the Company entered stock subscription agreement of 12,000 shares at $0.50 per share with 12,000 warrants to purchase 12,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 3, 2015, the Company entered stock subscription agreement for 21,600 shares at $0.50 per share.

On February 18, 2015, the Company entered stock subscription agreement of 50,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On February 9, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares, valued at $.75/share or $11,250, for consulting services, on a month to month basis.

On February 19, 2015, the Company entered a consulting agreement whereby the Company issued 25,000 shares for consulting services valued at $.70/share or $17,500, on a month to month basis.

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

On February 18, 2015, the Company entered a service agreement whereby the Company issued 15,000 shares for marketing solution and strategy services valued at $.70 per share or $10,500, on a month to month basis.

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

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 100,000 shares for medical services valued at $.82 per share or $82,000. This amount will be amortized over the contract period of one year.

On March 14, 2015, the Company entered an independent contractor agreement whereby the Company issued 10,000 shares for medical services valued at $.82 per share or $8,200. This amount will be amortized over the contract period of one year.

Due to a ratchet provision, the warrants issued during 2015 were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $72,401.

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2014 and three months ended March 31, 2015:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2014	189,963	2.00
Exercisable at December 31, 2014	189,963	2.00
Granted	148,000	1.00
Exercised	-	-
Expired	-	-
Exercisable at December 31, 2014	337,963	1.56	0.78 year	$ 0

6. Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2015 and December 31, 2014

	Level 1	Level 2	Level 3	Fair Value at March 31, 2015
Liabilities
Derivative Liability	-	$ 240,853	-	$ 240,853

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	$ 48,851	-	$ 48,851

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 2), relate solely to the derivative liability as follows:

Balance at December 31, 2014	48,851
New warrant issued with stock	231,828
Fair value adjustment	(39,826)
Balance at March 31, 2015	240,853

7.  Related Parties

An affiliate of the Company, the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.    These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at March 31, 2015 and December 31, 2014 are $269,600 and $270,747, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand. The outstanding balance as of March 31, 2015 is $77,401 and accrued interest is $23,845.

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed an unsecured promissory note for a total of $64,667 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of March 31, 2015.  The outstanding balance as of March 31, 2015 is $64,667 and accrued the interest is $2,291.

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of March 31, 2015.  The outstanding balance as of March 31, 2015 is $15,000 and accrued the interest $531.

8.  Significant Agreement

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

9. Commitments and Contingencies

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

As of March 31, 2015 and through the date of these financial statements, the Company has no insurance policies in place.  As of the date of these financial statements, the Company has not been advised of any liability or claims against it.

10.  Subsequent Events

On April 1, 2015, the Company issued a $125,000 convertible redeemable note. The maturity date is March 31, 2016. The convertible debentures bear interest at a rate of eight-percent (8%) per annum.  The Convertible price is equal to 58% of lowest trading price of the common stock as reported on the national Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the company. The Company received money on April 1, 2015.

On April 8, 2015, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 125,000 shares for consulting services.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 30,000 shares for consulting services.

On April 22, 2015, the Company entered a consulting agreement whereby the Company will issue 300,000 shares for consulting services, for a period of six months. 150,000 shares will issued within 30 days of the date of agreement and another 150,000 shares will issued on or before the 150th day from the effective date if the agreement has not been terminated.

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from March 31, 2015 through the filing with the SEC.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2015 $	December 31, 2014 $
Current Assets	180,453	53,054
Current Liabilities	1,162,361	938,162
Working Capital (Deficit)	(981,908)	(885,108)

Cash Flows

	March 31, 2015 $	March 31, 2014 $
Cash Flows used in Operating Activities	(173,968)	(123,856)
Cash Flows provided by Financing Activities	178,653	337,277
Cash Flows used in Investing Activities	-	-
Net Increase (decrease) in Cash During Period	4,685	213,421

Results for the Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014

Operating Revenues

The Company’s revenues were $70,356 for the three months ended March 31, 2015 compared to $2,268 for the same period in 2014.  This represents an increase of $68,088 or 3002% which is attributable to the Company’s efforts to develop the product and create relationships with major retailers.

Cost of Revenues

The Company’s cost of revenues was $9,173 for the three months ended March 31, 2015 compared to $2,920 for the same period in 2014.  This represents an increase of $6,253 or 214% which is directly attributable to the increase in the production of our skin cream and revenues.

Gross Profit

For the three months ended March 31, 2015, the Company’s gross profit increased to $61,183 or 9384% from $(652) for the same period in 2014.  As a percentage of sales, gross profit was 87%. Gross profit was higher this three month period due to the increased sales of our skin cream.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended March 31, 2015 and March 31, 2014, general and administrative expenses increased to $272,145 from $128,728 for the same period in 2014 representing an increase of $143,417 or 111%.  The change is primarily attributable to increases in consulting, professional fees and general administrative expenses appropriate for a publicly reporting company.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to a change in the fair value of derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from June 30, 2014, through March 31, 2015.  The decrease in derivative expense relates to the warrants issued during the period when compared to the prior year. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended March 31, 2015.  For the three months ended March 31, 2015, there was a $39,826 gain on derivative valuation and $(10,117) of interest expense during the period.  There was a $(1,926,797) loss on derivative valuation and $(79,782) of interest expense for the same period in 2014.

Net Income

Our net loss for the three months ended March 31, 2015, was $(244,807) compared with a net loss of $(2,387,773) for the three months ended March 31, 2014, a decrease of $2,142,966 or 90%.  The net loss is influenced by the matters discussed above.

Quarterly Developments

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

A copy of the Distribution Agreement was filed with the SEC as part of our Annual report on Form 10-K, as Exhibit 10.11, and is incorporated herein by this reference.

Subsequent Events

On May 1, 2015, Technology Applications International Corporation, with the approval of its board of directors and its majority shareholders by written consent in lieu of a meeting, and will file Articles of Amendment (the “Articles of Amendment”) with the Secretary of State of Florida. As a result when the Articles of Amendment are filed, the Company will change its name to “Rejuvel Bio-Sciences, Inc.” The Articles of Amendment will specify that the effective date of the Name Change with the Florida Secretary of State is May 1, 2015; however, the effectiveness of the Name Change is subject to approval by FINRA.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2014 and the Amendment to the Form 10-K filed with the SEC on April 24, 2014, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

2. Subsequent Issuances

On April 8, 2015, the Company entered stock subscription agreement of 20,000 shares at $0.50 per share with 50,000 warrants to purchase 50,000 shares of common stock with an exercise price of $1.00 per share.  These warrants expire 360 days after stock issuance date.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 125,000 shares for consulting services.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 30,000 shares for consulting services.

On April 22, 2015, the Company entered a consulting agreement whereby the Company will issue 300,000 shares for consulting services, for a period of six months. 150,000 shares will issued within 30 days of the date of agreement and another 150,000 shares will issued on or before the 150th day from the effective date if the agreement has not been terminated.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

On April 1, 2015, the Company issued a $125,000 convertible redeemable note. The maturity date is March 31, 2016. The convertible debentures bear interest at a rate of eight-percent (8%) per annum.  The Convertible price is equal to 58% of lowest trading price of the common stock as reported on the national Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the company. The Company received money on April 1, 2015.

The previous is a summary of the transactions by the Company, involving sales of our securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), or applicable state securities laws.  Such offer and sale was made in reliance on Section 4(2) of the Securities Act, as a transaction by an issuer not involving any public offering of securities.  The purchasers were “accredited investors”; as such term is defined under the Rule 501 of Regulation D promulgated under the Securities Act, an entity that is known to the Company, and its management through a pre-existing business and personal relationship.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and was afforded access to management of the registrant in connection with its securities purchase.  The purchase acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All stock certificate representing such securities that were issued contained restrictive legends, prohibiting further transfer of the stock certificates representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing
3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.

3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2013 as part of the Company’s S-1/A...
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between Technology Applications International Corporation and the National Aeronautics and Space Administration, dated September 30, 2013.	Filed with the SEC on October 4, 2013, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Distribution Agreement by and between the Company and Meditem Cyprus, Ltd., dated October 13, 2014.	Filed with the SEC on May XX, 2015, as part of our Quarterly Report on Form 10-Q.
10.11	Distribution Agreement by and between the Company and Yontem Cosmetics Dis Tic. Ltd. Sti, dated February 26, 2015	Filed with the SEC on April 14, 2015, as part of our Annual Report on Form 10-K.
10.12	Convertible Note by and between the Company and LG Capital Funding, LLC, dated March 31, 2015	Filed herewith.
16.1	Letter from Lake of Associates CPA’s LLC, dated March 12, 2013.	Filed with the SEC on March 14, 2013 as part of the Company’s Current Report on Form 8-K.
21.1	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.1	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Filed herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Filed herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

*To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: May 20, 2015

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: May 20, 2015

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: May 20, 2015

/s/ John Stickler

John Stickler – Director