Form 10-K/A
period 2014-12-31
Technology Applications International Corp
filed 2015-06-02
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K / A

Amendment No.2

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

Copy of all Communications to: Law Office of Andrew Coldicutt 1220 Rosecrans Street, PMB 258 San Diego, CA 92106 Phone: 619-228-4970 Email: Info@ColdicuttLaw.com

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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

Documents incorporated by reference: None

_________________________

EXPLANATORY NOTE

_________________________

This Amendment No. 2 (this "Amendment") to the Annual Report on Form 10-K of Technology Applications International Corporation (the "Company") for the year ended December 31, 2014, originally filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2015, (the "Original Filing"), is being filed to update the Auditor Consent letter and to correct the Security Ownership of Management table.

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

26

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Technology Applications International Corp

We have audited the accompanying consolidated balance sheets of Technology Applications International Corp. (the Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Technology Applications International Corp. as of December 31, 2014 and 2013, and the results of their operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had accumulated losses of $2,157,774 and negative cash flows from operations as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$ 94,096	$ 51,559

Cost of revenues	83,304	26,805

Gross profit	10,792	24,754

Expenses
General and administrative	697,997	554,460

Loss From Operation	(687,205)	(529,706)

Other income (expense)
Gain on derivative valuation	700,279	64,232
Derivative expense	(267,253)	-
Gain on forgiveness of debts	-	1,000
Interest expense	(98,686)	(251,072)
Total other income (expense)	334,340	(185,840)

Net loss	$ (352,865)	$ (715,546)

Loss per share
Basic and diluted	($0.00)	($0.01)

Weighted average number of shares
Basic and diluted	94,507,750	117,248,274

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES (CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT For the Period from Inception (October 14, 2009) to December 31, 2013

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	117,248,000	117,248	505,220	(1,089,363)	(466,895)
Shares issued from conversion of convertible notes	100,000	100	80,979		81,079
Net Loss				(715,546)	(715,546)
Balance, December 31, 2013	117,348,000	$ 117,348	$ 586,199	$ (1,804,909)	$ (1,101,362)
Shares issued for cash	815,963	816	200,619		201,435
Shares issued from exercising of warrants	34,000	34	52,666		52,700
Shares issued from conversion of convertible notes	607,149	607	446,718		447,325
Shares purchase back by notes payable issuance	(67,666,619)	(67,667)	(12,000)		(79,667)
Shares purchase back by cash	(1,000,000)	(1,000)	-		(1,000)
Net Loss				(352,865)	(352,865)
Balance, December 31, 2014	$ 50,138,493	$ 50,138	$ 1,274,202	$ (2,157,774)	$ (833,434)

The accompanying notes are an integral part of these financial statements

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2014	Year ended December 31, 2013
Cash flows from operating activities
Net loss	$ (352,865)	$ (715,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on derivative valuation	(700,279)	(64,232)
Derivative expense	267,253	-
Gain on forgiveness of debts	-	(1,000)
Amortization of discount on convertible debentures	75,901	228,642
Depreciation and amortization	6,695	4,200
Shares issued for services rendered		-
Change in current assets and current liabilities:
Inventory	66,031	54,546
Deposits	-	43,000
Other current assets	(3,536)	1,905
Accounts payable and accrued expenses	144,302	150,521
Other current liabilities	2,713	-
Net cash used in operating activities	(493,785)	(297,964)

Cash flows from investing activities
Purchase of equipment	(18,335)	(10,000)
Payment in intangible assets	(15,000)	-
Net cash used in investing activities	(33,335)	(10,000)

Cash flows from financing activities
Advances from (to) affiliate, net	152,939	131,968
Repayment of loan from affiliate	(119,672)	(63,810)
Proceeds from issuance of convertible debentures	-	124,000
Payment of common stock purchase back	(1,000)
Proceeds from issuance of common stock	529,463	-
Net cash provided by financing activities	561,730	192,158

Net change in cash and cash equivalents	34,610	(115,806)
Cash and cash equivalents, beginning balance	4,891	120,697
Cash and cash equivalents, ending balance	$ 39,501	$ 4,891

Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions
Issuance notes payable for common stock buyback	$ 79,667	$ -
Issuance of common stock for convertible notes converted	$ 447,325	$ -
Issuance of common stock for conversion of warrants	$ 52,700	$ -

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

Summary Compensation Table

Name and Principal Position	Fiscal Year Ended 12/31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charles J. Scimeca (1) President, CEO, CFO, Secretary, Treasurer and Director	2014	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
	2013	$120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
John Stickler Vice President, Director (1)(2)	2014	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-
	2013	$-0-	-0-	-0-	-0-	-0-	-0-	-0-	$-0-

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1) (#)	Percent of Class (2) (%)
Charles J. Scimeca 1001 Brickell Bay Drive, Suite 1716 Miami, FL 33131	Common	32,333,881	64.1%
John Stickler Chase Bank Building 150 SE 2nd Ave, Suite 403 Miami, FL 33131	Common	3,000,000	5.9%
All Officers and Directors as a Group (2 Persons)	Common	35,333,881	70%
D&E Global Management, Inc.(3) 276 S. Parkway Miami, FL 33160	Common	4,552,500	9.0%
International Consulting and Equity Group, Inc.(4) 1040 Biscayne Blvd, Suite 4006 Miami, FL 33132	Common	3,933,835	7.8%

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

(1)

Based on 50,473,093 issued and outstanding shares of common stock as of April 15, 2015.

(2)

Debra Elenson has voting and dispositive control over the common shares beneficially owned by D&E Global Management, Inc.

(3)

Karen Hardcastle has voting and dispositive control over the common shares beneficially owned by International Consulting and Equity Group, Inc.

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

TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION

Dated: June 2, 2015 /s/ Charles J. Scimeca By: Charles J. Scimeca Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: June 2, 2015 /s/ Charles J. Scimeca Charles J. Scimeca – Director Dated: June 2, 2015 /s/ John Stickler John Stickler – Director