Form 10-Q
period 2015-06-30
REJUVEL BIO-SCIENCES, INC.
filed 2015-08-19
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File Number: 000-53698

REJUVEL BIO-SCIENCES, INC.

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

As of August 14, 2015, there were 50,813,098 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”Rejuvel,” ”TAIC,” “NUUU,” “Renuell Int’l,” “NueEarth,” "our," "us," the "Company," refers to Technology Applications International Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REJUVEL BIO-SCIENCES INC.

(F/K/A TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

June 30, 2015 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$22,798	$39,501
Accounts receivable	380	-
Inventories	23,761	4,831
Deposits	7,000	7,000
Other current assets	158,942	1,722

Total current assets	212,881	53,054
Intangible assets, net	14,734	15,859
Machinery and equipment, net	29,125	32,092
Other assets
Security Deposit	3,724	3,724
Total assets	$260,464	$104,728
LIABILITIES AND SHAREHOLDERS' DEFICIT
Liabilities
Accounts payable and accrued expenses	$544,940	$458,783
Advances from affiliate	284,133	270,747
Loan from affiliate	157,068	157,068
Convertible debentures (net of debt discount of $241,656 and $0, respectively)	93,343	-
Other current liabilities	6,348	2,713
Derivative liability	442,118	48,851
Total current liabilities	1,527,950	938,162
Total liabilities	1,527,950	938,162
Shareholders' deficit
Preferred stock, par value, $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized, 50,813 093 and 50,138,493 shares issued and Outstanding at June 30, 2015, and December 31, 2014, respectively.	50,813	50,138
Additional paid in capital	1,712,283	1,274,202
Accumulated deficit	(3,030,582)	(2,157,774)
Total shareholders' deficit	(1,267,486)	(833,434)
Total liabilities and shareholders' deficit	$260,464	$104,728

The accompanying condensed notes are an integral part of these financial statements

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$ 36,145	$ 43,056	$ 106,501	45,324
Cost of revenues	4,874	5,974	14,047	8,894
Gross profit	31,271	37,082	92,454	36,430
Expenses
General and administrative	604,965	162,403	877,110	291,131
Loss From Operation	(573,694)	(125,321)	(784,656)	(254,701)
Other income (expense)
Gain (Loss) on derivative valuation	160,802	1,862,393	200,628	(64,404)
Derivative expense	(117,297)	(15,341)	(180,851)	(267,155)
Interest expense	(97,813)	(10,319)	(107,930)	(90,101)
Total other income (expense)	(54,308)	1,836,733	(88,153)	(421,660)
Net Income (loss)	(628,002)	1,711,412	(872,809)	(676,361)
Loss per share
Basic	($0.01)	$ 0.01	($0.02)	($0.01)
Diluted	($0.01)	$ 0.01	($0.02)	($0.01)
Weighted average number of shares
Basic	50,735,071	118,573,786	50,497,848	118,128,337
Diluted	50,735,071	119,795,413	50,497,848	118,128,337

The accompanying condensed notes are an integral part of these financial statements

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES CONDENSD CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities
Net loss	(872,809)	(676,361)
Adjustments to reconcile net loss to
net cash used in operating activities:
Debt issuance cost	21,250
Loss (Gain) on derivative valuation	(200,628)	64,404
Derivative expense	180,851	267,155
Stock issued for services	422,000
Amortization of discount on convertible debentures	93,343	75,902
Depreciation and amortization	4,093	2,519
Change in current assets and current liabilities:
Accounts receivable	(380)
Inventory	(18,930)	(16,957)
Other current assets	(157,221)	-
Accounts payable and accrued expenses	86,157	38,939
Other current liabilities	3,635
Net cash used in operating activities	(438,639)	(244,399)
Cash flows from investing activities
Purchase of equipment	-	(1,818)
Net cash used in investing activities	-	(1,818)
Cash flows from financing activities
Advances from (to) affiliate, net	13,386	148,458
Repayment of loan from affiliate	-	(49,998)
Proceeds from issuance of convertible debentures	313,750	-
Proceeds from issuance of common stock	94,800	315,500
Net cash provided by financing activities	421,936	413,960
Net change in cash and cash equivalents	(16,703)	167,743
Cash and cash equivalents, beginning balance	39,501	4,891
Cash and cash equivalents, ending balance	22,798	172,634
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Debt discount on convertible note	$ 335,000	$ -
Issuance of common stock for convertible notes converted	$ -	$ 578,454

The accompanying condensed notes are an integral part of these financial statements

REJUVEL BIO-SCIENCES INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) (Notes to the Condensed Consolidated Financial Statements (Unaudited)

1.  Nature of Operations and Basis of Presentation

Nature of Operations

Rejuvel Bio-Sciences, Inc. (f/k/a Technology Applications International Corporation) was incorporated on October 14, 2009 under the laws of Florida.  Rejuvel Int’l, Inc. and NueEarth, Inc., Rejuvel Bio-Sciences, Inc.’s wholly owned subsidiaries and Rejuvel Bio-Sciences, Inc., collectively, are referred to here-in as the “Company”.  The Company is engaged in developing market entry technology products and services into early and mainstream technology products and services.  Through our subsidiaries, we are focused on developing and manufacturing a line of technologically advanced skin care products and providing environmental management solutions that use electron particle accelerator technology.

Principles of Consolidation

The consolidated financial statements include the accounts of Rejuvel Bio-Sciences, Inc., and its wholly owned subsidiaries, Rejuvel Int’l, Inc. and NueEarth, Inc.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

	June 30, 2015	December 31, 2014

Raw materials	$ -	$ -
Work-in-process	-	-
Finished goods	23,761	4,831

Total Inventories	$ 23,761	$ 4,831

No reserves for inventory have been deemed necessary at June 30, 2015 and December 31, 2014.

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

Machinery and equipment, as of June 30, 2015 and December 31, 2014, consisted of the following:

	Estimated Useful Lives	June 30, 2015	December 31, 2014

Computer Equipment	3 Years	$ 3,796	$ 5,980
Machinery and equipment	5 Years	33,192	29,935
Furniture and fixtures	7 Years	13,000	14,073
Accumulated depreciation		(20,863)	(17,896)

		$ 29,125	$ 32,092

Depreciation expense for the six month periods ended June 30, 2015 and 2014 were $2,968 and $2,465, respectively. Depreciation expense for the three month periods ended June 30, 2015 and 2014 were $1,484 and $1,283 respectively.

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

On June 5, 2015, the Company entered into and closed a securities purchase agreement (the “St. George SPA”) with St. George Investments LLC (“St. George”), pursuant to which the Company issued, sold to St. George a convertible promissory note in the principal amount of $110,000 (the “St. George Note”) for a purchase price of $100,000, and granted to St. George a number of warrants (St. George Warrants”) that are equal to $55,000, divided by the Conversion Price, with an exercise price of $1.00 that have an expiration date which is the last calendar day of the month in which the first anniversary of the Issue Date occurs. The St. George Note is convertible into the Company’s common stock at a conversion price equal to 62% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the St. George Note is due one year from the date of issuance. The St. George Note accrues interest at the rate of 8% per year, due at maturity. The Company may prepay the St. George Note, upon five days written notice and subject to the optional prepayment amount of 125% multiplied by the then outstanding balance on the St. George Note.

The Compound derivative comprises certain derivative features embedded in the host convertible debenture contracts including the conversion feature and warrants both of which contain anti-dilution protections.  These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value.  The Company applied the Black-Scholes Merton valuation technique to fair value these derivatives because this technique embodies all of the assumptions necessary to fair value these compound derivative instruments.  Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $180,851.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.   The initial fair value of the derivative was $593,895. There was a gain on the fair value derivative of $200,628 resulting in the end balance of $442,118.

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

On February 9, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares, valued at $.75/share or $11,250 for consulting services, on a month to month basis.

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

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 125,000 shares for product development consulting services valued at $.95/share or $118,625.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 30,000 shares for consulting services valued at $.95/share or $28,470.

On April 22, 2015, the Company entered a consulting agreement whereby the Company will issue 300,000 shares for consulting services, for a period of six months. 150,000 shares will issued within 30 days of the date of agreement and another 150,000 shares will issued on or before the 150th day from the effective date if the agreement has not been terminated. On April 22, 2015, the Company issued 150,000 shares valued at $.85/share or $127,350.

On June 13, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares for marketing services valued at $.74/share or $11,085.

Due to a ratchet provision, the warrants issued during 2015 were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation was $83,739. There was a gain on the fair value derivative of $200,628 resulting in the ending balance of $442,118.

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2014 and six months ended June 30, 2015:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2014	189,963	2.00
Exercisable at December 31, 2014	189,963	2.00	0.78 year	$ 0
Granted	318,330	1.00
Exercised	-	-
Expired	-	-
Exercisable at June 30, 2015	508,293	1.35	0.98 year	$ 0

6. Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2015 and December 31, 2014

	Level 1	Level 2	Level 3	Fair Value at June 30, 2015
Liabilities
Derivative Liability	-	$ 442,118		$ 442,118

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	$ 48,851	-	$ 48,851

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 2), relate solely to the derivative liability as follows:

Balance at December 31, 2014	48,851
New warrant issued with stock/convertible debentures	593,895
Fair value adjustment	(200,628)
Balance at June 30, 2015	442,118

7.  Related Parties

An affiliate of the Company, the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.  These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at June 30, 2015 and December 31, 2014 are $284,133 and $270,747, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand. The outstanding balance as of June 30, 2015 is $77,401 and accrued interest is $27,683.

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed an unsecured promissory note for a total of $64,667 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of June 30, 2015.  The outstanding balance as of June 30, 2015 is $64,667 and accrued the interest is $4,582

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of June 30, 2015.  The outstanding balance as of June 30, 2015 is $15,000 and accrued the interest $1,063.

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

On or about June 5, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with RJVL Ltd (“RAVL”) a Ukraine company; thereby, naming Ukraine (the “Territory”) as an exclusive territory for RAVL.  The terms of the Distribution Agreement shall be for a period of 5 years to evaluate the progress for renewal for five-five year periods. Quotas will be agreed upon after 1st year, however Distribution Agreement is expected to sell 192 bottle of Rejuvel 1.7oz product or 8 cases (24 bottles on each case) on a monthly based on average for the first year. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then RAVL will lose exclusivity to the Territory.

9.  Subsequent Events

On July 22, 2015, the Company entered a securities purchase agreement. The buyer wished to purchase from the Company securities consisting of the Company’s Convertible Debenture due three years from the respective date of issuance, which will be convertible into shares of the Company’s common stock in the aggregate principal amount of up to $335,000, for an aggregate purchase price of up to $301,500. Conversion price is 60% of the lowest closing bid price of Common stock for the 20 trading days immediately preceding the date of conversion of the Debentures. Three Debentures will be issued. “Signing Debenture” is the first of the three Debentures, in the principal amount of $85,000, to be issued by the Company on Signing Closing date. On July 22, 2015 the Company issued “Signing Debenture” $85,000. The Company received money on July 24, 2015. “Second Debenture” is the second of three Debenture, in the principal amount $125,000, which is issued by the Company at any time 61 to 100 days following the signing closing date. “Third Debenture” is the third of the three Debenture, in the principal amount of $125,000, to be issued by the Company at any time 61 to 100 days following the Second Debenture issued date.

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from June 30, 2015 through the filing with the SEC.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015 $	December 31, 2014 $
Current Assets	212,881	53,054
Current Liabilities	1,527,950	938,162
Working Capital (Deficit)	(1,315,069)	(885,108)

Cash Flows

	June 30, 2015 $	June 30, 2014 $
Cash Flows used in Operating Activities	(438,639)	(244,399)
Cash Flows provided by Financing Activities	421,936	413,960
Cash Flows used in Investing Activities	-	(1,818)
Net Increase (decrease) in Cash During Period	(16,703)	167,743

Results for the Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014

Operating Revenues

The Company’s revenues were $36,145 for the three months ended June 30, 2015 compared to $43,056 for the same period in 2014.  This represents a decrease of $6,911 or 16% which is attributable to the Company having larger retail sales during the period ended June 30, 2014.

Cost of Revenues

The Company’s cost of revenues was $4,874 for the three months ended June 30, 2015 compared to $5,974 for the same period in 2014.  This represents a decrease of $1,100 or 18% which is directly attributable to the decrease in revenues.

Gross Profit

For the three months ended June 30, 2015, the Company’s gross profit decreased by $5,811 or 16% from $37,082 for the same period in 2014.  As a percentage of sales, gross profit was 87%.

General and Administrative Expenses

General and administrative expenses consisted primarily of consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the three months ended June 30, 2015 and June 30, 2014, general and administrative expenses increased to $604,965 from $162,403 for the same period in 2014 representing an increase of $442,562 or 273%.  The $442,562 increase is primarily attributable to increases in advertising and marketing expenses of $35,481, consulting expense of $162,832, commissions of $143,197, marketing expense of $38,586, license and permits expense of $26,117 and general administrative expenses appropriate for a publicly reporting company of $36,349.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to an increase in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from March 31, 2015, through June 30, 2015.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended June 30, 2015.  For the three months ended June 30, 2015, there was a $160,802 gain on derivative valuation, $(117,297) of derivative expense and $(97,813) of interest expense during the period.  There was a $1,862,393 gain on derivative valuation, $(15,341) of derivative expense and $(10,319) of interest expense for the same period in 2014.

Net Income

Our net loss for the three months ended June 30, 2015, was $(628,002) compared with a net gain of $1,711,412 for the three months ended June 30, 2014, a decrease of $2,339,414 or 136.7%.  The net loss is influenced by the matters discussed above.

Results for the Six month period ended June 30, 2015 Compared to the Six month period ended June 30, 2014

Operating Revenues

The Company’s revenues were $106,501 for the six months ended June 30, 2015 compared to $45,324 for the same period in 2014.  This represents an increase of $61,177 or 135% which is directly attributable to the Company’s marketing efforts.

Cost of Revenues

The Company’s cost of revenues was $14,047 for the six months ended June 30, 2015 compared to $8,894 for the same period in 2014.  This represents an increase of $5,153 or 58%, which is directly attributable to the increase in sales.

Gross Profit

For the six months ended June 30, 2015, the Company’s gross profit increased by $56,024 or 254% from $36,430 for the same period in 2014.  As a percentage of sales, gross profit was 87% compared to 80% for the same period in 2014. The increase is a result of increased sales and lower acquisition costs.

General and Administrative Expenses

General and administrative expenses consisted primarily of advertising and marketing expenses, consulting fees, professional fees, travel and meals and entertainment relating to being a public company.  For the six months ended June 30, 2015 and June 30, 2014, general and administrative expenses increased to $877,110 from $291,131 for the same period in 2014 representing an increase of $585,979 or 201%.  The $585,979 increase is primarily attributable to increases in advertising and marketing expenses of $121,786, consulting expense of $173,926, commissions of $157,084 marketing expense of $43,556, license and permits expense of $30,449, meals and entertainment of $20,373 and general administrative expenses appropriate for a publicly reporting company of $38,805.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to a decrease in derivatives related to the warrants issued with common stock during the quarter, and the change in fair value of the derivative liability from December 31, 2014 through June 30, 2015.  The increase in derivative expense relates to the warrants issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the six months ended June 30, 2015. For the six months ended June 30, 2015, there was a $200,628 gain on derivative valuation, $(180,851) of derivative expense and $(107,930) of interest expense during the period.  There was a $(64,404) loss on derivative valuation, $(267,155) of derivative expense and $(90,101) of interest expense for the same period 2014.

Net Loss

Our net loss for the six months ended June 30, 2015 was $(872,809) compared with a net loss of $(676,361) for the six months ended June 30, 2014, an increase of $(196,448) or 29%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At June 30, 2015, the Company had total current assets of $212,881 compared to $53,054 at December 31, 2014.  Current assets consisted primarily of cash, inventories, other current assets and deposits. The increase in total assets were attributed to an inventory increase for 3rd quarter sales and common stock issuance for prepaid advertising and marketing, partially offset by a decrease in cash.

At June 30, 2015, the Company had total current liabilities of $1,527,950 compared to $938,162 at December 31, 2014.  Current liabilities consisted primarily of the derivative liability, accounts payable and accrued expenses, loans and advances from a related party and convertible debentures. The increase in current liabilities were attributed to the new issuance of convertible debentures and related derivative liabilities incurred.

We had negative working capital of $(1,315,069) as of June 30, 2015 compared to $(885,108) as of December 31, 2014, an increase of $429,961 or 49%.

Cashflow from Operating Activities

During the six months ended June 30, 2015, cash used in operating activities was $(438,639) compared to $(244,399) for the six months ended June 30, 2014. The increase in the amounts of cash used for operating activities was primarily due to the increased advertising and marketing expense, sales commissions and consulting expenses and caused the net loss to increase, due to the higher amounts of skin care products being purchased for inventory and a related decrease in accounts payable and accrued expenses offset by loss on derivative valuation and an increase in other current assets.

Cashflow from Investing Activities

During the six months ended June 30, 2015 cash used in investing activities was $0 compared to $1,818 for the six months ended June 30, 2014.

Cashflow from Financing Activities

During the six months ended June 30, 2015, cash used in financing activity was $421,936 compared to $413,960 provided during the six months ended June 30, 2014.  The increase in cash provided by financing activities is due to the Company receiving proceeds of $313,750 from issuance of convertible debentures and $94,800 from issuance of common stock with warrants, and proceeds from advances from related parties.

Quarterly Developments

On or about June 5, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with RJVL Ltd (“RAVL”) a Ukraine company; thereby, naming Ukraine (the “Territory”) as an exclusive territory for RAVL.  The terms of the Distribution Agreement shall be for a period of 5 years to evaluate the progress for renewal for five-five year periods. Quotas will be agreed upon after 1st year, however Distribution Agreement is expected to sell 192 bottle of Rejuvel 1.7oz product or 8 cases (24 bottles on each case) on a monthly based on average for the first year. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then RAVL will lose exclusivity to the Territory.

Effective June 11, 2015, the Company, with the approval from the Financial Industry Regulatory Authority (“FINRA”) has, changed its name to “Rejuvel Bio-Sciences, Inc.” As a result, the name of the Company will now be Rejuvel Bio-Sciences, Inc., which will better reflect our current business plan and assist us in branding our products.

Subsequent Developments

On or about August 5, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with the Houboubati Group of Companies (“HOUB”) a Middle Eastern company; thereby, naming Saudi Arabia, Qata, Kuwait and the United Arab Emirates (the “Territory”) as an exclusive territory for HOUB.  The terms of the Distribution Agreement shall be for an initial period of six months to evaluate the progress for renewal for an additional two year term. Quotas will be agreed upon after the six month initial period. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then HOUB will lose exclusivity to the Territory.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2015 and the Amendment to the Form 10-K filed with the SEC on April 24, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 125,000 shares for product development consulting services valued at $.95/share or $118,625.

On April 16, 2015, the Company entered a consulting agreement whereby the Company issued 30,000 shares for consulting services valued at $.95/share or $28,470.

On April 22, 2015, the Company entered a consulting agreement whereby the Company will issue 300,000 shares for consulting services, for a period of six months. 150,000 shares will issued within 30 days of the date of agreement and another 150,000 shares will issued on or before the 150th day from the effective date if the agreement has not been terminated. On April 22, 2015, the Company issued 150,000 shares valued at $.85/share or $127,350.

On June 13, 2015, the Company entered a consulting agreement whereby the Company issued 15,000 shares for marketing services valued at $.74/share or $11,085.

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

None.

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

On June 5, 2015, Technology Applications International, Corporation (the “Company”) entered into and closed a securities purchase agreement (the “St. George SPA”) with St. George Investments LLC (“St. George”), pursuant to which the Company issued, sold to St. George a convertible promissory note in the principal amount of $110,000 (the “St. George Note”) for a purchase price of $100,000, and granted to St. George a number of warrants (St. George Warrants”) that are equal to $55,000, divided by the Conversion Price, with an exercise price of $1.00 that have an expiration date which is the last calendar day of the month in which the first anniversary of the Issue Date occurs. The St. George Note is convertible into the Company’s common stock at a conversion price equal to 62% of the lowest closing bid price of the common stock for the twenty trading days prior to conversion. Repayment of the St. George Note is due one year from the date of issuance. The St. George Note accrues interest at the rate of 8% per year, due at maturity. The Company may prepay the St. George Note, upon five days written notice and subject to the optional prepayment amount of 125% multiplied by the then outstanding balance on the St. George Note.

A copy of the St. George SPA, St. George Warrants and St. George Note were filed with the SEC on June 10, 2015, as part of our Current Report on Form 8-K, as Exhibits 10.01, 10.02, 10.03 and are incorporated herein by this reference.

The foregoing summary description of the St. George SPA, St. George Warrants and the St. George Note are not complete and are qualified in their entirety by reference to the full text of the St. George SPA, St. George Warrants and the St. George Note. The St. George SPA, St. George Warrants and the St. George Note also contain customary events of default. For further information regarding the terms and conditions of the St. George SPA, St. George Warrants and the St. George Note, this reference is made to such agreement, which the Company has filed as an exhibit to our Current Report on Form 8-K and is incorporated herein by this reference.

Securities Purchase Agreement and Convertible Debentures

Completed on July 28, 2015, and effective as of July 24, 2015, the Company has entered into a Securities Purchase Agreement (the “Agreement”) with a private investor (“Investor”), pursuant to which the Investor agrees to purchase Convertible Debentures that are due three years from their respective dates of issuance (the “Debentures”) in the total amount of Three Hundred Thirty Five Thousand ($335,000) which shall be convertible into the Company’s restricted common stock (the “Shares”). Pursuant to the terms of the Agreement, the Company shall reserve a sufficient number of shares of the Company’s common stock for the purpose of enabling the Company to issue Shares pursuant to the Agreement.

Subject to the terms and conditions of the Agreement, the Company, at its sole and exclusive option, may issue and sell to Investor, and Investor shall purchase from the Company, the Debentures upon the Company’s delivery of written requests to Investor.  The aggregate maximum amount of all purchases that Investor shall be obligated to make under the Agreement shall not exceed $335,000.  Once a written request is received by Investor, it shall not be terminated, withdrawn or otherwise revoked by the Company.

The amount for each purchase of the Debentures as designated by the Company will be delivered through three purchases of the Company’s Debentures. The first purchase shall occur at the time of the execution of the Agreement (“Signing Closing Date”) and is in the amount of $85,000. The second purchase may occur any time sixty one (61) to One Hundred (100) days following the Signing Closing Date, subject to the mutual agreement of Investor and the Company, and the third purchase may occur at any time sixty one (61) to One Hundred (100) days following the second closing date, subject to the mutual agreement of Investor and the Company. Notwithstanding the foregoing the amount requested shall not cause the aggregate holdings of Investor shares of common stock of the Company to be greater than 4.99% of the issued and outstanding shares of common stock of the Company.

The conversion price for the Debentures to be purchased by Investor shall be sixty percent (60%) of the lowest closing daily price of the Company’s common stock during the twenty (20) consecutive trading days prior to the date of the stock purchase request from the Company to Investor, the Company shall not subdivide or combine its common stock, or pay a common stock dividend or make any other purchase of its common stock.

For all the terms and provisions of the Stock Purchase Agreement, and Convertible Debenture, reference is hereby made to such documents annexed to our Current Report on Form 8-K, that we filed with the SEC on July 30, 2015, as Exhibits 10.1, and 10.2, All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

On or about August 7, 2015, the Company signed a Revolving Line of Credit Promissory Note (the “Note”) by and between the Company and D & E Capital Corp., a Florida Corporation (“Noteholder”).  Under the terms of the Note the Company may borrow up to $250,000 from D&E for a period of 12 months from the executing of the Note. The Note shall accrue on the unpaid balance at the rate of 1.8% every 30 days until the outstanding principal advanced is paid in full. The Note also contains customary terms of default.

For all the terms and provisions of the Revolving Line of Credit Promissory Note, reference is hereby made to such documents annexed hereto as Exhibits 10.18, All statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2014 as part of the Company’s S-1/A...
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between the Company and the National Aeronautics and Space Administration, dated September 30, 2014.	Filed with the SEC on October 4, 2014, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Form of Distribution Agreement by and between the Company and Meditem Cyprus, Ltd..	Filed herewith.
10.11	Distribution Agreement by and between the Company and Yontem Cosmetics Dis Tic. Ltd. Sti, dated February 26, 2015	Filed with the SEC on April 14, 2015, as part of our Annual Report on Form 10-K
10.12	Convertible Note by and between the Company and LG Capital Funding, LLC, dated March 31, 2015	Filed herewith.
10.13	Stock Purchase Agreement by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.14	Convertible Note by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.15	Warrant Agreement by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.16	Form of Stock Purchase Agreement	Filed with the SEC on July 30, 2015 as part of our Current Report on Form 8-K.
10.17	Form of Convertible Debenture	Filed with the SEC on July 30, 2015 as part of our Current Report on Form 8-K.
10.18	Revolving Line of Credit Promissory Note, by and between the Company and D&E Capital Corp., dated August 7, 2015.	Filed herewith.

16.01	Letter from Lake of Associates CPA’s LLC, dated March 12, 2014.	Filed with the SEC on March 14, 2014 as part of the Company’s Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

Dated: August 19, 2015

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: August 19, 2015

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: August 19, 2015

/s/ John Stickler

John Stickler – Director