Form 10-Q
period 2015-09-30
REJUVEL BIO-SCIENCES, INC.
filed 2015-11-16
CIK 1481427

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

____________

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 16, 2015, there were 51,841,723 shares of the registrant’s $0.001 par value common stock issued and outstanding.

REJUVEL BIO-SCIENCES INC.*

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

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we,"”Rejuvel,” ”TAIC,” “NUUU,” “Renuell Int’l,” “NueEarth,” "our," "us," the "Company," refers to REJUVEL BIO-SCIENCES INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

REJUVEL BIO-SCIENCES INC.

(F/K/A TECHNOLOGY APPLICATIONS INTERNATIONAL CORPORATION)

Condensed Consolidated Financial Statements

(Expressed in US dollars)

September 30, 2015 (unaudited)

Financial Statement Index

Condensed Consolidated Balance Sheets (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited)	5

Condensed Consolidated Statements of Cash Flows (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2015	2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$877	$39,501
Accounts receivable	304	-
Inventories	34,826	4,831
Deposits	7,000	7,000
Other current assets	45,890	1,721
Total current assets	88,897	53,053
Intangible assets, net	14,171	15,859
Machinery and equipment, net	27,641	32,092
Other assets
Security Deposit	3,724	3,724
Total assets	$134,433	$104,728
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$600,757	$458,783
Advances from affiliate	276,156	270,747
Loan from affiliate	157,068	157,068
Line of Credit	10,000	-
Convertible debentures (net of debt discount of $135,687 and $0, respectively)	189,313	-
Other current liabilities	502	2,713
Derivative liability	467,865	48,851
Total current liabilities	1,701,661	938,162
Long-term Liabilities
Convertible debentures (net of debt discount of $79,726 and $0, respectively)	5,274	-
Total long-term liabilities	5,274	-
Total liabilities	1,706,935	938,162
Shareholders' equity (deficit)
Preferred stock, par value, $0.001 per share, 50,000,000 shares authorized, none issued or outstanding	-	-
Common stock, par value $0.001 par value, 300,000,000 shares authorized, 50,896,385 and 50,138,493 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	50,896	50,138
Additional paid in capital	1,734,697	1,274,202
Accumulated deficit	(3,358,095)	(2,157,774)
Total shareholders' deficit	(1,572,502)	(833,434)
Total liabilities and shareholders' deficit	$134,433	$104,728

The accompanying condensed notes are an integral part of these financial statements

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$ 50,408	18,353	$ 156,909	$ 63,677
Cost of revenues	10,232	168	24,279	9,062
Gross profit	40,176	18,185	132,630	54,615
Expenses
General and administrative	275,758	210,777	1,152,868	501,908
Loss from operation	(235,582)	(192,592)	(1,020,238)	(447,293)
Other income (expense)
Gain on derivative valuation	147,986	629,571	348,614	565,167
Derivative expense	(114,730)	(258,448)	(295,581)	(525,603)
Interest expense	(125,186)	(3,332)	(233,116)	(93,433)
Total other income (expense)	(91,930)	367,791	(180,083)	(53,869)
Net income (loss)	(327,512)	175,199	(1,200,321)	(501,162)
Income (loss) per share
Basic	($0.01)	$ 0.00	($0.02)	($0.00)
Diluted	($0.01)	$ 0.00	($0.02)	($0.00)
Weighted average number of shares
Basic	50,818,525	106,187,007	50,605,915	110,001,487
Diluted	50,818,525	106,245,144	50,605,915	110,001,487

The accompanying condensed notes are an integral part of these financial statements

REJUVEL BIO-SCIENCES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine months ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities
Net loss	(1,200,321)	(501,162)
Adjustments to reconcile net loss to
net cash used in operating activities:
Debt issuance cost	23,750
Gain on derivative valuation	(348,614)	(565,167)
Derivative expense	295,581	525,603
Stock issued for services	422,000
Amortization of discount on convertible debentures	204,587	75,902
Depreciation and amortization	6,139	4,046
Change in current assets and current liabilities:
Accounts receivable	(304)	-
Inventory	(29,995)	(26,985)
Other current assets	(44,169)	(10,494)
Deposit	-	(3,537)
Accounts payable and accrued expenses	141,974	99,947
Other current liabilities	(2,211)
Net cash used in operating activities	(531,583)	(401,847)
Cash flows from investing activities
Purchase of equipment	-	(18,335)
Net cash used in investing activities	-	(18,335)
Cash flows from financing activities
Advances from affiliate, net	86,514	148,458
Repayment of loan from affiliate	(81,105)	(82,448)
Proceeds from issuance of note payable	10,000
Proceeds from issuance of convertible debentures	382,750	-
Payment of common stock purchase back	-	(1,000)
Proceeds from issuance of common stock	94,800	538,163
Net cash provided by financing activities	492,959	603,173
Net change in cash and cash equivalents	(38,624)	182,989
Cash and cash equivalents, beginning balance	39,501	4,891
Cash and cash equivalents, ending balance	877	187,880
Supplemental disclosure of cash flow information
Income taxes paid	$ -	$ -
Interest paid	$ -	$ -
Non-cash transactions affecting Operating,
Investing and Financing activities
Issued notes payable for common stock buyback	$ -	$ 79,667
Original issuance discounts	$ 13,500	$ -
Debt discount on convertible note	$ 406,500	$ -
Issuance of common stock for convertible notes converted	$ 22,497	$ 447,325

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

Basis of Presentation and Going Concern Considerations

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015.

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

These condensed consolidated financial statements present the financial condition, and results of operations and cash flows of the operating companies.

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

	September 30, 2015	December31, 2014

Raw materials	$ -	$ -
Work-in-process	19,904	-
Finished goods	14,922	4,831

Total Inventories	$ 34,826	$ 4,831

No reserves for inventory have been deemed necessary at September 30, 2015 and December 31, 2014.

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

Machinery and equipment, as of September 30, 2015 and December 31, 2014, consisted of the following:

	Estimated Useful Lives	September 30, 2015	December 31, 2014

Computer Equipment	3 Years	$ 3,796	$ 5,980
Machinery and equipment	5 Years	33,192	29,935
Furniture and fixtures	7 Years	13,000	14,073
Accumulated depreciation		(22,347)	(17,896)

		$ 27,641	$ 32,092

Depreciation expense for the nine month periods ended September 30, 2015 and 2014 were $4,451 and $3,964, respectively. Depreciation expense for the three month periods ended September 30, 2015 and 2014 were $1,483 and $1,499 respectively.

4.  Convertible Debenture

On March 23, 2015, the Company issued $100,000 convertible debentures. The maturity date is September 23, 2015. The convertible debentures bear interest at a rate of eight-percent (8%) per annum.  Until the ninetieth day after the issuance date the Company may pay the principal at a cash redemption premium of 130%, in addition to outstanding interest, without the Holder’s consent; from the 90th day after the issuance date to the maturity date, the Company may pay the principal at a cash redemption premium of 135%, in addition to outstanding interest, without the Holder’s consent. After maturity date the Company may not repay the Note, in whole or in part, under any circumstance without obtaining the Holder’s consent. If the Company requests to repay the Note after the maturity date and obtain the Holder’s consent to do so, the Company must pay the Note’s outstanding principal at a cash redemption premium of 150%, in addition to outstanding interest.  At the Holder’s option, principle and unpaid accrued interest shall be convertible into common stock at a rate of a 40% discount to the lowest price during the previous twenty trading days to the date of conversion.  On the September 24, 2015, the Holder elected to convert a $10,000 into 83,292 shares of the Company’s Common Stock at $0.12006 per share. The remaining balance of $90,000 was overdue and outstanding as of September 30, 2015. On the October 14, 2015, the Holder elected to convert a $20,000 into 237,925 shares of the Company’s Common Stock at $0.08406 per share. On the November 3, 2015, the Holder elected to convert a $20,000 into 416,666 shares of the Company’s Common Stock at $0.048 per share.

On April 1, 2015, the Company issued a $125,000 convertible redeemable note. The maturity date is March 31, 2016. The convertible debentures bear interest at a rate of eight-percent (8%) per annum.  The Convertible price is equal to 58% of lowest trading price of the common stock as reported on the national Quotations Bureau OTCQB exchange which the Company’s shares are traded or any exchange upon which the common stock may be traded in the future, for the twenty prior trading days including the day upon which a Notice of Conversion is received by the company. The Company received money on April 1, 2015. On the October 7, 2015, the Holder elected to convert a $7,500 plus accrued interest $311 into 96,121 shares of the Company’s Common Stock at $0.081258 per share.

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

On July 22, 2015, the Company entered a securities purchase agreement. The buyer wished to purchase from the Company securities consisting of the Company’s Convertible Debenture due three years from the respective date of issuance, which will be convertible into shares of the Company’s common stock in the aggregate principal amount of up to $335,000, for an aggregate purchase price of up to $301,500. Conversion price is 60% of the lowest closing bid price of Common stock for the 20 trading days immediately preceding the date of conversion of the Debentures. Three Debentures will be issued. “Signing Debenture” is the first of the three Debentures, in the principal amount of $85,000, to be issued by the Company on Signing Closing date. On July 22, 2015 the Company issued “Signing Debenture” for $85,000. The Company received the money on July 24, 2015. “Second Debenture” is the second of three Debentures, in the principal amount $125,000, which is issued by the Company at any time 61 to 100 days following the signing closing date. “Third Debenture” is the third of the three Debentures, in the principal amount of $125,000, to be issued by the Company at any time 61 to 100 days following the Second Debenture issued date.

The Compound derivative comprises certain derivative features embedded in the host convertible debenture contracts including the conversion feature and warrants both of which contain anti-dilution protections.  These instruments were combined into one compound derivative and bifurcated from the host instrument at fair value.  The Company applied the Black-Scholes Merton valuation technique to fair value these derivatives because this technique embodies all of the assumptions necessary to fair value these compound derivative instruments.  Since the derivative financial instruments are required to be recorded, both initially, and subsequently, at fair value, there were insufficient proceeds to allocate any amount to the convertible debentures and, accordingly, it has no carrying value on the date of inception.  Additionally, proceeds were insufficient to record the fair values of the derivative financial instruments, resulting in initial interest expense of $295,581.  It should be noted that the derivative instruments will be adjusted to fair value at each reporting date.   The initial fair value of the derivative was $780,125. There was a gain on the fair value derivative of $348,614 and reclassified $12,497 as additional paid in capital on conversion, resulting in the end balance of $467,865.

5.  Line of Credit

On August 7, 2015, The Company issued a Revolving Line of Credit Promissory Note with the principal sum up to $250,000.  Revolving line of credit available for a period of 12 months.  Interest rate is 1.8% every 30 days. As of September 30, 2015, unpaid principal balance is $10,000.

6.  Capital Stock

Preferred Stock

The Company’s capitalization is 50,000,000 shares of preferred stock, with a par value of $0.001 per share, with 0 shares issued and outstanding at September 30, 2015.

Common Stock

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

On September 24, 2015, the Company issued 83,292 shares of its common stock at $0.12006 for conversion of convertible debentures of $10,000.

Due to a ratchet provision, the warrants issued during 2015 were accounted for as a derivative and fair valued using the Black Scholes valuation model. The initial valuation for warrants was $129,001. There was a gain on the fair value derivative of $161,537, resulting in the ending balance of $16,315.

The Company’s capitalization is 300,000,000 shares of common stock, with a par value of $0.001 per share, with 50,896,385 shares issued and outstanding at September 30, 2015.

Stock Purchase Warrants

The following table summarizes all warrant activity for the year ended December 31, 2014 and nine months ended September 30, 2015:

	Shares	Weighted-Average Exercise Price Per Share	Remaining term	Intrinsic value
Outstanding, December 31, 2014	189,963	2.00
Exercisable at December 31, 2014	189,963	2.00	0.78 year	$ 0
Granted	463,858	1.00
Exercised	-	-
Expired	(169,963)	-
Outstanding and Exercisable at September 30, 2015	483,858	1.00	0.40 year	$ 0

7. Fair Value Measurements

On a recurring basis, we measure certain financial assets and liabilities based upon the fair value hierarchy as described in the Company’s significant accounting policies in Note 1.  The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2015 and December 31, 2014

	Level 1	Level 2	Level 3	Fair Value at September 30, 2015
Liabilities
Derivative Liability	-	$ 467,865		$ 467,865

	Level 1	Level 2	Level 3	Fair Value at December 31, 2014
Liabilities
Derivative Liability	-	$ 48,851	-	$ 48,851

The fair value changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 2), relate solely to the derivative liability as follows:

Amount
Balance at December 31, 2014	$ 48,851
New warrant issued with stock/convertible debentures	780,125
Fair value adjustment	(348,614)
Decrease due to Conversion of convertible debenture	(12,497)
Balance at September 30, 2015	$ 467,865

8.  Related Parties

An affiliate of the Company, the Company’s president, has been funding operations of the Company by making payments directly to third parties or advancing monies to the Company.    These amounts bear no interest and are payable on demand.  Amounts due to the affiliate at September 30, 2015 and December 31, 2014 are $276,156 and $270,747, respectively.

During June 2012, the Company borrowed $125,000 from an affiliate.  The loan bears interest at 10% per annum and is unsecured and payable upon demand. The outstanding balance as of September 30, 2015 is $77,401 and accrued interest is $23,845.

On August 28, 2014, the Company authorized the purchase of 64,666,619 shares of common stock from affiliate at $0.001 per share and signed an unsecured promissory note for a total of $64,667 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of September 30, 2015.  The outstanding balance as of September 30, 2015 is $64,667 and accrued the interest is $5,360

On August 28, 2014, the Company authorized the purchase of 3,000,000 shares of common stock from shareholder at $0.005 per share and signed a promissory note for a total of $15,000 to affect the purchase. The loan bears interest at 6% per annum and is unsecured and payable upon demand.  The Company has paid $0 towards the loan amount as of September 30, 2015.  The outstanding balance as of September 30, 2015 is $15,000 and accrued the interest $1,289

9.  Significant Agreement

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

On or about June 5, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with RAVL Ltd (“RAVL”) a Ukraine company; thereby, naming Ukraine (the “Territory”) as an exclusive territory for RAVL.  The terms of the Distribution Agreement shall be for a period of 5 years to evaluate the progress for renewal for five-five year periods. Quotas will be agreed upon after 1st year, however, as per the Distribution Agreement RAVL is expected to sell 192 bottle of Rejuvel 1.7oz product or 8 cases (24 bottles on each case) on a monthly based on average for the first year. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then RAVL will lose exclusivity to the Territory.

On July 1, 2015, The Company entered into a service agreement with Kon-Lin Investors Ltd (“Kon-Lin”). Kon-Lin will provide technical analysis of the Company’s common stock to include analysis of charts, tends, moving average, time, supply and demand. The consideration for the service is $5,000 per month and this agreement will continue on a month to month basis

On or about July 19, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with Houboubati Group Companies (Hounoubati); thereby, naming Saudi Arabia, Qatar, Kuwait and UAE Region (the “Territory”) as an exclusive territory for Houboubati.  The terms of the Distribution Agreement shall be for a period of six months to evaluate the progress for renewal period to term of an additional two years. Quotas will be agreed upon after the first six periods. Houboubati is expected to order a minimum of 1,000 units with the completion of the product being properly registered for the sales in the territory.

10.  Subsequent Events

On the October 7, 2015, one of the holders of a convertible debenture elected to convert principal of $7,500 and accrued interest $311 into 96,121 shares of the Company’s Common Stock.

On October 13, 2015, the Company issued a convertible promissory note. The principal sum of the note is up to $500,000. The consideration is $450,000 payable by wire (there exists a $50,000 original issue discount). The maturity date is two years from the effective date of each payment and is the date upon which principal sum of the note and any unpaid interest and other fee shall be due and payable.  The convertible promissory note bears interest at a rate of twelve-percent (12%) per annum. The Conversion Price is 62% of the lowest trade price in the 25 trading days previous to the conversion. The investor has conversion right at any time after the Effective date. The Company may repay a payment at any time on or before 90 days from effective date in an amount equal to 110% of principal plus all accrued and unpaid interest, OID and other fee, or any time after 90 days of Effective date and before 179 days in an amount equal 140% of principal plus all accrued and unpaid interest, OID and other fee. The Company may not repay any payment of considerations after 179 days of Effective date.

On the October 14, 2015, one of the holders of a convertible debenture elected to convert principal of$20,000 into 237,925 shares of the Company’s Common Stock.

On October 20, 2015, the Company designates 40,000 shares as Series A Preferred stock and 10,000 shares as Series B Preferred Stock. Series A Preferred stock shall not be entitled to receive dividends.  Series A Preferred Stock can convert to common stock in a conversion rate 1 to 1,000 (one share of Series A convertible preferred stock can convert to One thousand shares of Common stock) with no consideration. Series B Preferred stock shall not be entitled to receive dividends. Series B Preferred Stock can convert to common stock in a conversion rate 1 to 1,000 (one share of Series B convertible preferred stock can convert to One thousand shares of Common stock) with no consideration.  If the Series B Preferred stock Holder entitle to convert any portion of its Series B Convertible Preferred Stock that would result in the beneficial ownership by Holder and its affiliates of more than 9.99% of outstanding shares of common stock. The number of shares of Common Stock to be issued shall be determined by multiplying the Convertible rate by the amount to be converted. Series A and Series B Preferred Stock have full voting right as Common stock holders. Each Series A or Series B Preferred Stock vote right is equal One Thousand vote per share on Common stock.

On the October 19, 2015, one of the holders of a convertible debenture elected to convert principal of $7,500 and accrued interest $330 into 96,364 shares of the Company’s Common Stock.

On the October 27, 2015, one of the holders of a convertible debenture elected to convert principal of $6,000 and accrued interest $275 into 98,262 shares of the Company’s Common Stock.

On the November 3, 2015, one of the holders of a convertible debenture elected to convert principal of$20,000 into 416,666 shares of the Company’s Common Stock.

Pursuant to Accounting Standards Codification 855-10, the Company has evaluated all events or transactions that have occurred from September 30, 2015 through the filing with the SEC.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015 $	December 31, 2014 $
Current Assets	88,897	53,053
Current Liabilities	1,701,661	938,162
Working Capital (Deficit)	(1,612,764)	(885,109)

Cash Flows

	September 30, 2015 $	September 30, 2014 $
Cash Flows used in Operating Activities	(531,583)	(401,847)
Cash Flows provided by Financing Activities	492,959	603,173
Cash Flows used in Investing Activities	-	(18,335)
Net Increase (decrease) in Cash During Period	(38,624)	182,989

Results for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Operating Revenues

The Company’s revenues were $50,408 for the three months ended September 30, 2015 compared to $18,353 for the same period in 2014.  This represents an increase of $32,055 or 175% which is attributable to the Company receiving larger ordering and sales of its skin cream products, as well as increased marketing efforts made by our foreign distributors during the period ending September 30, 2015, as compared to the period ended September 30, 2014.

Cost of Revenues

The Company’s cost of revenues was $10,232 for the three months ended September 30, 2015 compared to $168 for the same period in 2014.  This represents an increase of $10,064, which is attributable to the increase in revenues in the period ending September 30, 2015 and due to the fact that during the same period in 2014 we received complimentary products and incentives from various suppliers which caused a reduction in our costs of goods, for that period.

Gross Profit

For the three months ended September 30, 2015, the Company’s gross profit increased by $21,991 to a total of $40,176 or 121% from $18,185 for the same period in 2014.  As a percentage of sales, gross profit was 80%. Our gross profit increased due to our increased sales of our skin cream by our distributors.

General and Administrative Expenses

General and administrative expenses consisted primarily of advertising and promotion expenses, consulting fees, commission expense, professional fees, license and permits expense, travel, meals and entertainment relating to being a public company.  For the three months ended September 30, 2015 and September 30, 2014, general and administrative expenses increased to $275,758 from $210,777 for the same period in 2014 representing an increase of $64,981 or 31%.  The $64,981 increase is primarily attributable to increases in advertising and marketing expenses of $111,441, consulting expense of $2,824, and commissions of $5,185, off-set by a decrease in license and permits expense of $15,001, professional fee $11,424 and other general administrative expenses appropriate for a publicly reporting company of $28,044.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to an increase in derivatives related to the warrants issued with common stock during the quarter and issuance of convertible debt, and the change in fair value of the derivative liability from June 30, 2015, through September 30, 2015.  The increase in derivative expense relates to the warrants and convertible debt issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the three months ended September 30, 2015, interest from notes payable, convertible notes and related party.  For the three months ended September 30, 2015, there was a $147,986 gain on derivative valuation, $(114,730) of derivative expense and $(125,186) of interest expense during the period.  There was a $629,571 gain on derivative valuation, $(258,448) of derivative expense and $(3,332) of interest expense for the same period in 2014.

Net Income (loss)

Our net loss for the three months ended September 30, 2015, was $(327,512) compared with net income of $175,199 for the three months ended September 30, 2014, a decrease of $502,711 or 287%.  The net loss is influenced by the matters discussed above.

Results for the Nine month period ended September 30, 2015 Compared to the Nine month period ended September 30, 2014

Operating Revenues

The Company’s revenues were $156,909 for the nine months ended September 30, 2015 compared to $63,677 for the same period in 2014.  This represents an increase of $93,232 or 146% which is directly attributable to the Company’s marketing efforts, increase in internet sales and increase in overseas markets such as Turkey and Ukraine.

Cost of Revenues

The Company’s cost of revenues was $24,279 for the nine months ended September 30, 2015 compared to $9,062 for the same period in 2014.  This represents an increase of $15,217 or 168%, which is directly attributable to the increase in sales.

Gross Profit

For the nine months ended September 30, 2015, the Company’s gross profit was $132,630 compared to $54,615 for the same period in 2014.  As a percentage of sales, gross profit was 85% compared to 86% for the same period in 2014.

General and Administrative Expenses

General and administrative expenses consisted primarily of advertising and marketing expenses, consulting fees, commission expense, professional fees, license and permits expense, travel and meals and entertainment relating to being a public company.  For the nine months ended September 30, 2015 and September 30, 2014, general and administrative expenses increased to $1,152,868 from $501,908 for the same period in 2014 representing an increase of $650,960 or 130%.  The $650,960 increase is primarily attributable to increases in advertising and marketing expenses of $236,582, consulting expense of $176,750, commissions of $162,268 marketing expense of $27,134, license and permits expense of $15,449, meals and entertainment of $17,593 and other general administrative expenses appropriate for a publicly reporting company of $15,184.

Other Income (Expense)

Other income (expense) consisted of a gain on derivative valuation, derivative expense and interest expense.  The gain on derivative valuation is directly attributable to a decrease in derivatives related to the warrants issued with common stock during the quarter and issuance of convertible debt, and the change in fair value of the derivative liability from December 31, 2014 through September 30, 2015.  The increase in derivative expense relates to the warrants and convertible debt issued during the period. Interest expense is primarily attributable to the accretion of the debt discount on convertible debentures for the nine months ended September 30, 2015, interest from notes payable, convertible notes, and related party. For the nine months ended September 30, 2015, there was a $348,614 gain on derivative valuation, $(295,581) of derivative expense and $(233,116) of interest expense during the period.  There was a $565,167 gain on derivative valuation, $(525,603) of derivative expense and $(93,433) of interest expense for the same period 2014.

Net Loss

Our net loss for the nine months ended September 30, 2015 was $(1,200,321) compared with a net loss of $(501,162) for the nine months ended September 30, 2014, an increase of $(699,159) or 140%.  The net loss is influenced by the matters discussed in the other sections of the MD&A.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.  Since its inception, the Company has been funded by related parties through capital investment and borrowing of funds.

At September 30, 2015, the Company had total current assets of $88,897 compared to $53,053 at December 31, 2014.  Current assets consisted primarily of cash, inventories, accounts receivable, other current assets and deposits. The increase in current assets $35,844 were attributed to an inventory increase of $29,995 for the future sales and other current assets increase of $44,169 for unamortized advertising and marketing expense, and decrease in cash and cash equivalents of $38,624.

At September 30, 2015, the Company had total current liabilities of $1,701,661 compared to $938,162 at December 31, 2014.  Current liabilities consisted primarily of the derivative liability, accounts payable and accrued expenses, loans and advances from a related party and convertible debentures. The increase in our current liabilities was attributed to the new issuance of convertible debentures and related derivative liabilities incurred.

We had negative working capital of $(1,612,764) as of September 30, 2015 compared to $(885,109) as of December 31, 2014, an increase of $727,655 or 82%.

Cashflow from Operating Activities

During the nine months ended September 30, 2015, cash used in operating activities was $(531,583) compared to $(401,847) for the nine months ended September 30, 2014. The increase in the amounts of cash used for operating activities was primarily due to the increased expenditures in advertising and promotion expenses, commissions and consulting expenses.

Cashflow from Investing Activities

During the nine months ended September 30, 2015 cash used in investing activities was $0 compared to $18,335 for the nine months ended September 30, 2014.

Cashflow from Financing Activities

During the nine months ended September 30, 2015, cash provided by financing activity was $492,959 compared to $603,173 provided during the nine months ended September 30, 2014.  The increase in cash provided by financing activities is due to the Company receiving proceeds of $382,750 from issuance of convertible debentures and $94,800 from issuance of common stock with warrants, and $10,000 from issuance of note payable, and proceeds from advances from related parties.

Quarterly Developments

On July 1, 2015, The Company entered a service agreement with Kon-Lin Investors Ltd (“Kon-Lin”). Kon-Lin will provide technical analysis of the Company’s common stock to include analysis of charts, tends, moving average, time, supply and demand. The consideration for the service is $5,000 per month and this agreement will continue on a month to month basis.

Distribution Agreements:

On or about July 19, 2015, the Company entered into a distribution agreement (“Distribution Agreement”) with Houboubati Group Companies (Houboubati); thereby, naming Saudi Arabia, Qatar, Kuwait and UAE Region (the “Territory”) as an exclusive territory for Houboubati.  The terms of the Distribution Agreement shall be for a period of six months to evaluate the progress for renewal period to term of an additional two years. Quotas will be agreed upon after the first six periods. Houboubati is expected to order a minimum of 1,000 units with the completion of the product being properly registered for the sales in the territory.

On or about October 22, 2015, the Company entered into four distribution agreements (“Distribution Agreement”) with EU.S.INN.CO Ltd.  (“INN.CO”) a Greek company; thereby, naming France, Italy, Greece and the United Kingdom (separately “Territory” or together as the “Territories”) as exclusive territories for INN.CO.  The terms of the Distribution Agreements, expects that for each Territory that INN.CO will purchase a minimum of 1,500 pcs for the first two months after signing the Distribution Agreement and then 1,000 1.7oz pcs per month during the remainder of the 1st year, 1,750 1.7oz pcs per month during the second year of operation, 2,500 1.7oz pcs per month in the third year, 2,750 1.7oz pcs per month during the fourth year and 3,000 1.7oz pcs per month during the fifth year, upon the establishment of the company by INN.CO. The Distribution Agreement is for an initial period of five years and then the two parties will evaluate the progress of the Distribution Agreement. The Distribution Agreement also states that in order to maintain exclusivity on the Territory the quota numbers must be met, and that if they are not met then INN.CO will lose exclusivity to the Territory.

A copy of the Form of Distribution Agreement is filed herewith, as Exhibit 10.19, and is incorporated herein by this reference.

Subsequent Developments

Certificate of Designation of Series A and Series B Preferred Stock

On October 20, 2015, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series A and Series B Preferred Stock (the “Designation” the “Series A Preferred Stock” and the “Series B Preferred Stock”).  The Board of Directors authorized the issuance of 40,000 shares of Series A Preferred Stock, and 10,000 shares of Series B Preferred Stock which the Board agreed to issue to the Preferred Shareholders or its assigns, upon the Company filing the Certificate of Designation with the Florida Secretary of State. The terms of the Certificate of Designation of the Series A Preferred Stock, and Series B Preferred Stock, which were filed with the State of Florida on October 20, 2015, include the right to vote in aggregate, on all shareholder matters equal to 1,000 votes per share of Series A Preferred Stock, and Series B Preferred Stock and each Series A Preferred Stock and Series B Preferred Stock share is convertible into shares of our common stock at a conversion rate of 1,000 shares of common stock for each one (1) share of Series A Preferred Stock and each one (1) share of Series B Preferred Stock.

A copy of the Certificate of Designation that was filed with the Florida Secretary of State on October 20, 2015 is attached hereto as Exhibit 3.2 and Exhibit 3.3 of this Quarterly Report and is incorporated by reference herein.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act").  Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2015, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.  Please refer to our Annual Report on Form 10-K as filed with the SEC on April 15, 2015 and the Amendment to the Form 10-K filed with the SEC on April 24, 2015, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1. Quarterly Issuances:

On September 24, 2015, the Company issued 83,292 shares of its common stock to JSJ Investments for the conversion of $10,000.03 of a convertible note at a conversion price of $0.12, as per the terms of that certain promissory note dated March 23, 2015.

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

2. Subsequent Issuances:

On the October 7, 2015, one of the holders of a convertible debenture elected to convert principal of $7,500 and accrued interest $311 into 96,121 shares of the Company’s Common Stock.

On the October 14, 2015, one of the holders of a convertible debenture elected to convert principal of $20,000 into 237,925 shares of the Company’s Common Stock.

On the October 19, 2015, one of the holders of a convertible debenture elected to convert principal of $7,500 and accrued interest $330 into 96,364 shares of the Company’s Common Stock.

On the October 27, 2015, one of the holders of a convertible debenture elected to convert principal of $6,000 and accrued interest $275 into 98,262 shares of the Company’s Common Stock.

On the November 3, 2015, one of the holders of a convertible debenture elected to convert principal of $20,000 into 416,666 shares of the Company’s Common Stock.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

Securities Purchase Agreement and Convertible Debentures

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

Revolving Line of Credit:

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

For all the terms and provisions of the Revolving Line of Credit Promissory Note, reference is hereby made to such documents annexed hereto as Exhibits 10.18; all statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

Convertible Promissory Note:

On October 13, 2015, the Company executed an Unsecured Promissory Note (the “JMJ Note) to JMJ Financial, Inc. (“JMJ”). Under the terms of the JMJ Note, the Company has borrowed up four hundred fifty thousand ($450,000) dollars from JMJ, which contains a one-time interest charge of 12%. The conversion feature in the JMJ Note allows JMJ to convert the JMJ Note at a 38% discount to market based on the lowest trade in the previous twenty five days prior to the conversion notice. The maturity date of the JMJ Notes is two years from the effective date of each payment. The JMJ Note also contains customary events of default.

For all the terms and provisions of the JMJ Note, reference is hereby made to such Form of JMJ Convertible Promissory Note annexed hereto as Exhibits 10.19; all statements made herein concerning the foregoing are qualified in their entirety by reference to said exhibits.

ITEM 6.  EXHIBITS

Exhibit
Number	Description of Exhibit	Filing

3.1	Articles of Incorporation	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.1(a)	Restated Articles of Incorporation	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.2	Bylaws	Filed with the SEC on January 19, 2010 as part of the Company’s Registration of Securities on Form 10-12G.
3.2(a)	Amended Bylaws	Filed with the SEC on April 18, 2011 as part of the Company’s Current Report on Form 8-K.
3.3	Certificate of Designation Series A Preferred Stock, dated October 20, 2015	Filed herewith.
3.4	Certificate of Designation Series B Preferred Stock, dated October 20, 2015	Filed herewith.
10.1	Promissory Note between the Company and Joe-Val, Inc., dated March 27, 2012.	Filed with the SEC on March 27, 2012 as part of the Company’s Current Report on Form 8-K.
10.2	Promissory Note between the Company and Coast To Coast Equity Group, Inc., dated June 25, 2012.	Filed with the SEC on August 20, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.3	Convertible debenture between the Company and Shane Case, dated September 26, 2012.	Filed with the SEC on November 19, 2012 as part of the Company’s Quarterly Report on Form 10-Q.
10.4	Distribution Agreement between Regenetech, Inc. and Renuéll Int’l, Inc., dated December 29, 2011 and Amended on December 13, 2012.	Filed with the SEC on January 17, 2014 as part of the Company’s S-1/A.
10.5	Form of Subscription Agreement.	Filed with the SEC on November 29, 2012 as part of the Company’s S-1/A.
10.6	Consulting Agreement between the Company and John Stickler.	Filed with the SEC on December, 27, 2012 as part of the Company’s S-1/A
10.7	Co-License Agreement by and between the Company and the National Aeronautics and Space Administration, dated September 30, 2014.	Filed with the SEC on October 4, 2014, as part of our Current Report on Form 8-K.
10.8	License Agreement by and between the Company and the National Aeronautics and Space Administration, dated July 25, 2014.	Filed with the SEC on August 14, 2014, as part of our Quarterly Report on Form 10-Q.
10.9	Form of Unsecured Promissory Note.	Filed with the SEC on August 28, 2014, as part of our Current Report on Form 8-K.
10.10	Form of Distribution Agreement by and between the Company and Meditem Cyprus, Ltd.	Filed with the SEC on August 19, 2015, as part of our Quarterly Report on Form 10-Q.
10.11	Distribution Agreement by and between the Company and Yontem Cosmetics Dis Tic. Ltd. Sti, dated February 26, 2015	Filed with the SEC on April 14, 2015, as part of our Annual Report on Form 10-K

10.12	Convertible Note by and between the Company and LG Capital Funding, LLC, dated March 31, 2015	Filed with the SEC on August 19, 2015, as part of our Quarterly Report on Form 10-Q.
10.13	Stock Purchase Agreement by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.14	Convertible Note by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.15	Warrant Agreement by and between the Company and St. George Investments, LLC, dated June 5, 2015.	Filed with the SEC on June 11, 2015 as part of our Current Report on Form 8-K.
10.16	Form of Stock Purchase Agreement	Filed with the SEC on July 30, 2015 as part of our Current Report on Form 8-K.
10.17	Form of Convertible Debenture	Filed with the SEC on July 30, 2015 as part of our Current Report on Form 8-K.
10.18	Revolving Line of Credit Promissory Note, by and between the Company and D&E Capital Corp., dated August 7, 2015.	Filed with the SEC on August 16, 2015 as part of our Quarterly Report on Form 10-Q.
10.19	Form of Distribution Agreement by and between the Company and EU.S.INN.CO Ltd.	Filed herewith.
10.20	Form of JMJ Financial Convertible Promissory Note, dated October 13, 2015	Filed herewith.
16.01	Letter from Lake of Associates CPA’s LLC, dated March 12, 2014.	Filed with the SEC on March 14, 2014 as part of the Company’s Current Report on Form 8-K.
21.01	List of Subsidiaries	Filed with the SEC on April 16, 2012 as part of the Company’s Annual Report on Form 10-K.
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
101.INS*	XBRL Instance Document	Furnished herewith.
101.SCH*	XBRL Taxonomy Extension Schema Document	Furnished herewith.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document	Furnished herewith.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith.

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

REJUVEL BIO-SCIENCES, INC.

Dated: November 16, 2015

/s/ Charles J. Scimeca

By: Charles J. Scimeca

Its: President, Principal Executive Officer & Principal Financial Officer (Principal Accounting Officer)

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Dated: November 16, 2015

/s/ Charles J. Scimeca

Charles J. Scimeca – Director

Dated: November 16, 2015

/s/ John Stickler

John Stickler – Director